Form 10-Q
period 1996-03-31
GENZYME DEVELOPMENT PARTNERS L P
filed 1996-05-15
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                         Commission file number 0-18554
                                                -------


                       GENZYME DEVELOPMENT PARTNERS, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                              04-3065192
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)



One Kendall Square, Cambridge, Massachusetts                      02139
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



                                 (617) 252-7500
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.            Yes  X   No
                                                  ---    ---


Total number of pages in document - 13
Exhibit index is located on page - 12.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            FORM 10-Q, MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------

PART I.   FINANCIAL INFORMATION

          ITEM 1.    Unaudited Condensed Financial Statements

           Statements of Operations for the Three Months Ended
           March 31, 1996 and 1995 and Cumulative from Inception
           (September 7, 1989) .......................................    3

           Balance Sheets as of March 31, 1996 and
           December 31, 1995 .........................................    4

           Statements of Cash Flows for the Three Months Ended
           March 31, 1996 and 1995 and Cumulative from Inception
           (September 7, 1989) .......................................    5

           Notes to Unaudited Condensed Financial Statements .........  6-7


          ITEM 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............  8-9

PART II.  OTHER INFORMATION

          ITEM 6.    Exhibits and Reports on Form 8-K ................   10

Signatures ...........................................................   11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                           THREE MONTHS ENDED
                                                 MARCH 31,        CUMULATIVE FROM
                                           ------------------         INCEPTION
                                             1996      1995      (SEPTEMBER 7, 1989)
                                             ----      ----      -------------------

Investment income ......................     $  6      $  9          $   1,235
Royalty revenue from Genzyme
  Corporation...........................        2        --                  2
                                             ----      ----          ---------
                                                8         9              1,237
                                             ----      ----          ---------
Costs and expenses:
   Retainer fee ........................       --        --              1,500
   Research and development ............       --        --             27,060
   Management fee ......................       --        --              2,613
   Interest expense ....................       --        --                933
   Amortization of organization
    and start-up costs .................       --        --                570
   Other ...............................       10        15                858
                                             ----      ----          ---------
                                               10        15             33,534
                                             ----      ----          ---------

Net loss ...............................     $ (2)     $ (6)         $ (32,297)
                                             ====      ====          =========

Net loss per partnership unit:

     Limited partners
     (based on 737 units) ..............     $ (3)     $ (8)         $ (43,384)
                                             ====      ====          =========

     General partner
     (based on 1 unit) .................     $(20)     $(60)         $(322,970)
                                             ====      ====          =========



              The accompanying notes are an integral part of these
                   unaudited, condensed financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.


                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                        MARCH 31,  DECEMBER 31,
                                                         1996          1995
                                                         ----          ----
                               ASSETS

Cash and cash equivalents .........................      $472          $466
                                                         ----          ----
       Total assets ...............................      $472          $466
                                                         ====          ====
                  LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Payable to Genzyme Corporation .................       125           117

Partners' capital (including deficit accumulated
 during the development stage of $32,297):
    General partner ...............................        43            43
    Class A limited partners ......................       338           340
    Class B limited partner .......................        --            --
                                                         ----          ----
                                                          381           383
    Less: unpaid partners' capital ................       (34)          (34)
                                                         ----          ----
      Total partners' capital .....................       347           349
                                                         ----          ----

       Total liabilities and partners' capital ....      $472          $466
                                                         ====          ====


              The accompanying notes are an integral part of these
                   unaudited, condensed financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                                     (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF CASH FLOWS
                                        (UNAUDITED, IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,          CUMULATIVE
                                                            -----------------    FROM INCEPTION
                                                            1996         1995  (SEPTEMBER 7, 1989)
                                                            ----         ----  -------------------
Cash flow from operating activities:
    Net loss .....................................         $ (2)        $  (6)     $(32,297)
    Reconciliation of net loss to net cash
     used by operating activities:
       Amortization ..............................           --            --           570
       Organization and start-up costs ...........           --            --          (570)
       Increase (decrease) in cash from
        working capital:

    Accounts payable .............................            8          (156)          125
                                                           ----         -----      --------
    Net cash provided by (used by) operating
       activities ................................            6          (162)      (32,172)

Cash flow from investing activities:
    Purchases of short-term investments ..........           --          (295)      (45,220)
    Sales and maturities of short-term
     investments..................................           --            --        45,220
                                                           ----         -----      --------

    Net cash used by investing activities ........           --          (295)           --
                                                           ----         -----      --------

Cash flow from financing activities:
    Issuance of partnership units ................           --            --        32,644
    Issuance of note payable - bank ..............           --            --         4,100
    Repayment of note payable - bank .............           --            --        (4,100)
                                                           ----         -----      --------

    Net cash provided by financing activities ....           --            --        32,644
                                                           ----         -----      --------

Increase (decrease) in cash and cash equivalents..            6          (457)          472
Cash and cash equivalents at beginning of period..          466           618            --
                                                           ----         -----      --------
Cash and cash equivalents at end of period .......         $472         $ 161      $    472
                                                           ====         =====      ========



              The accompanying notes are an integral part of these
                   unaudited, condensed financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
                                 March 31, 1996

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   BASIS FOR PRESENTATION

          Genzyme Development Partners, L.P. (the "Partnership") was formed on September 7, 1989 as a development stage enterprise to develop, produce and derive income from the sale in the United States and Canada of products (the "Surgical Products") to be used during surgical procedures to limit the formation of postoperative adhesions and, in arthroscopic procedures, as a synovial fluid replacement. The Surgical Products are based on hyaluronic acid, a biopolymer produced naturally by the body to lubricate and protect tissue. The Partnership commenced operations on November 3, 1989.

          Per partnership unit information is based on the number of partnership units outstanding at the end of each period. Units outstanding have not changed since the date of capitalization of the Partnership.

          These unaudited, condensed financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

          The financial statements for the three months ended March 31, 1996 and 1995 and cumulative from inception (September 7, 1989) are unaudited but include, in the opinion of management, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   ACCOUNTING POLICIES

          The accounting policies, except as noted below, underlying the quarterly financial statements are those set forth in Note B of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.   ROYALTY REVENUE RECOGNITION

          Pursuant to the European royalty provision in the Cross License Agreement, the Partnership recognizes royalty revenue due from Genzyme based on net revenues from the sales of Surgical Products in Europe. Initial sales of such products have commenced in the Netherlands. In the three months ended March 31, 1996, royalty revenue from Genzyme of approximately $2,000 was recognized.

4.   DEVELOPMENT AGREEMENT

          The Partnership's available funds were fully expended during the first quarter of 1994. Pursuant to the Development Agreement, Genzyme has committed to continue funding, for the twelve month period commencing March 1, 1996, the development program at no expense to the Partnership.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
                    For the Three Months Ended March 31, 1996

5.   SUBSEQUENT EVENT

          On May 3, 1996, Genzyme announced that it was withdrawing its offer to acquire substantially all of the assets of the Partnership for shares of Genzyme General Division Common Stock valued at $93 million at the time the offer was made. Genzyme advised the Special Committee that its decision to withdraw the offer was based in part on the prompt action taken by the FDA advisory panel reviewing the pre-market approval application for Seprafilm[TM]. The speed of the FDA review made it unlikely that Genzyme could account for the acquisition as a purchase of in-process research and development, which was a condition to Genzyme's offer. In addition, Genzyme stated that its decision was also influenced by the decline in the price of the General Division Stock during the negotiations, which increased the dilutive potential of the offer and reduced the value of the offer to the Partnership.

          The withdrawal of the offer by Genzyme does not affect the respective rights and obligations of the Partnership and Genzyme under any of the existing agreements between the parties. Under the terms of these agreements, the Joint Venture formed between Genzyme and the Partnership will manufacture and market the Surgical Products in North America following FDA approval. The parties have begun negotiations to establish definitive terms for the operation of the Joint Venture, including the allocation between Genzyme and the Partnership of profits and losses from the Joint Venture.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
                    For the Three Months Ended March 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Net losses for the three months ended March 31, 1996 and 1995 were $2,000 and $6,000, respectively, a decline of 67%, due primarily to a reduction in administrative expenses. The Partnership recognized royalty revenue of $2,000 in the three months ended March 31, 1996 related to the commencement of Genzyme's sales of Surgical Products in the Netherlands. Administrative expenses declined 33% to $10,000 in the three months ended March 31, 1996 from $15,000 in the corresponding period of 1995 primarily due to a reduction in legal expenses incurred by the Partnership related to maintenance of its patents.

     Investment income for the three months ended March 31, 1996 was $6,000 as compared to $9,000 for the same period in 1995. The decrease resulted from a decline in the interest rate available in the debt markets which offset the impact of higher average cash balances.

FINANCIAL CONDITION
- -------------------

     As of March 31, 1996, the Partnership had $472,000 in cash and cash equivalents which is reserved for general and administrative expenses and the Partnership's commitment to the Joint Venture formed with Genzyme to manufacture and market the Partnership's products in the North America. Genzyme, for its own account, initiated marketing efforts for Seprafilm[TM] in Europe late in 1995. Under the terms of the Cross License Agreement with Genzyme, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of the Surgical Products to the extent necessary to pay certain projected distributions to the partners in any year. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during 1996. The General Partner believes that substantial additional funds will be required to complete the development, clinical testing and commercialization of the Surgical Products. Genzyme has funded the research and development program for the Surgical Products on an annual basis since the first quarter of 1994, when all the available funds of the Partnership were substantially depleted, and currently has committed to provide such funding through February 28, 1997. While Genzyme is not obligated to fund the research and development program, Genzyme's option to purchase all of the limited partnership interests would terminate unless Genzyme commits annually to provide such funding until FDA approval of any of the Surgical Product is obtained.

SUBSEQUENT EVENT
- ----------------

     On May 3, 1996, Genzyme announced that it was withdrawing its offer to acquire substantially all of the assets of the Partnership for shares of General Division Common Stock valued at $93 million at the time the offer was made. Genzyme advised the Special Committee that its decision to withdraw the offer was based in part on the prompt action taken by the FDA advisory panel reviewing the pre-market approval application for Seprafilm[TM]. The speed of the FDA review made it unlikely that Genzyme could account for the acquisition as a purchase of in-process research and development, which was a condition to Genzyme's offer. In addition, Genzyme stated that its decision was also influenced by the decline in the price of the General Division Stock during the negotiations, which increased the dilutive potential of the offer and reduced the value of the offer to the Partnership.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
                    For the Three Months Ended March 31, 1996

     The withdrawal of the offer by Genzyme does not affect the respective rights and obligations of the Partnership and Genzyme under any of the existing agreements between the parties. Under the terms of these agreements, the Joint Venture formed between Genzyme and the Partnership will manufacture and market the Surgical Products in North America following FDA approval. The parties have begun negotiations to establish definitive terms for the operation of the Joint Venture, including the allocation between Genzyme and the Partnership of profits and losses from the Joint Venture.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1996

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27 Financial Data Schedule for Genzyme Development Partners, L.P. (for EDGAR filing purposes only).

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ending March 31, 1996.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1996




                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     GENZYME DEVELOPMENT PARTNERS, L.P.
                                     (Registrant)

                                     By: GENZYME DEVELOPMENT CORPORATION II
                                     General Partner

DATE:      May 15, 1996              By: /s/ David J. McLachlan
                                        ----------------------------------
                                        David J. McLachlan
                                        Duly Authorized Officer and
                                        Principal Financial Officer

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1996




                                  EXHIBIT INDEX


Exhibit
  No.                           Description                          Page No.
- -------                         -----------                          --------
  27            Financial Data Schedule for Genzyme Development
                Partners, L.P. (for EDGAR filing purposes only).        13