Form 10-Q
period 1996-06-30
GENZYME DEVELOPMENT PARTNERS L P
filed 1996-08-14
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from          to
                                           ---------   ---------

                         Commission file number 0-18554
                                               -----------------



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



Total number of pages in document - 13
Exhibit index is located on page 12

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Report on Form 10-Q for Genzyme Development Partners L.P. (the "Partnership") contains forward-looking statements concerning the Partnership's expected future revenues, operations, and expenditures, estimates of the potential markets for the Partnership's products, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Partnership's products and estimates of the capacity of manufacturing and other facilities to support such products. All such forward looking statements are necessarily only estimates of future results and the actual results due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products,
(ii) the content and timing of decisions made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Partnership's products may approved, (iii) the accuracy of the Partnership's estimates of the size and characteristics of markets to be addressed by the Partnerships products, (iv) market acceptance of the Partnership's products,
(v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors and (vii) continued funding of the Partnership's research and development programs by Genzyme Corporation. See also "Factors Affecting Future Operating Results" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            FORM 10-Q, JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I.    FINANCIAL INFORMATION

      ITEM 1.    Unaudited Condensed Financial Statements

        Statements of Operations for the Three and Six Months Ended
        June 30, 1996 and 1995 and Cumulative from Inception
        (September 7, 1989)..........................................       4

        Balance Sheets as of June 30, 1996 and December 31, 1995.....       5

        Statements of Cash Flows for the Six Months Ended
        June 30, 1996 and 1995 and Cumulative from Inception
        (September 7, 1989)..........................................       6

        Notes to Unaudited Condensed Financial Statements............       7


      ITEM 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.................       8

PART II.   OTHER INFORMATION

      ITEM 6.    Exhibits and Reports on Form 8-K.....................      10

Signatures...........................................................       11

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS


                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                THREE MONTHS ENDED   SIX MONTHS ENDED     CUMULATIVE
                                     JUNE 30,             JUNE 30,    FROM INCEPTION
                                 ---------------     ---------------   (SEPTEMBER 7,
                                  1996      1995      1996      1995           1989)
                                  ----      ----      ----      ----           -----

Investment income ............   $   9       $ 6     $  15      $ 15      $   1,244
Royalty revenue ..............       7         -         9         -              9
                                 -----       ---     -----      ----      ---------
                                    16         6        24        15          1,253
                                 -----       ---     -----      ----      ---------

Costs and expenses:
  Retainer fee ...............       -         -         -         -          1,500
  Research and development ...       -         -         -         -         27,060
  Management fee .............       -         -         -         -          2,613
  Interest expense ...........       -         -         -         -            933
  Amortization of organization
   and start-up costs ........       -         -         -         -            570
  Administrative and other
   expense ....................     53         4        63        19            911
                                 -----       ---     -----      ----      ---------
                                    53         4        63        19         33,587
                                 -----       ---     -----      ----      ---------

Net income (loss) ............   $ (37)      $ 2     $ (39)     $ (4)     $ (32,334)
                                 =====       ===     =====      ====      =========

Net loss per partnership unit:

   Limited partners
   (based on 737 units) ......   $ (50)      $ 3     $ (53)     $ (5)     $ (43,420)
                                 =====       ===     =====      ====      =========

   General partner
   (based on 1 unit) .........   $(370)      $20     $(390)     $(40)     $(323,340)
                                 =====       ===     =====      ====      =========





         The accompanying notes are an integral part of these unaudited, condensed financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                    JUNE 30,    DECEMBER 31,
                                                      1996          1995
                                                      ----          ----
                     ASSETS

Cash and cash equivalents ......................      $483          $466
                                                      ----          ----
     Total assets ..............................      $483          $466
                                                      ====          ====

        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Payable to Genzyme Corporation ...............      $173          $117

Partners' capital (including deficit accumulated
 during the development stage of $32,334):
   General partner .............................        43            43
   Class A limited partners ....................       301           340
   Class B limited partner .....................         -             -
                                                      ----          ----
                                                       344           383
   Less: unpaid partners' capital ..............       (34)          (34)
                                                      ----          ----
    Total partners' capital ....................       310           349
                                                      ----          ----

     Total liabilities and partners' capital ...      $483          $466
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

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                      SIX MONTHS ENDED
                                                           JUNE 30,          CUMULATIVE
                                                       ---------------     FROM INCEPTION
                                                        1996      1995    (SEPTEMBER 7, 1989)
                                                        ----     ----    -------------------
Cash flow from operating activities:
   Net loss ........................................    $(39)    $  (4)      $(32,334)
   Reconciliation of net loss to net cash
    used by operating activities:
     Amortization ..................................       -         -            570
     Organization and start-up costs ...............       -         -           (570)
     Increase (decrease) in cash from
      working capital:
   Payable to Genzyme Corporation...................      56      (183)           173
                                                        ----     -----       --------
   Net cash provided by (used by) operating
     activities ....................................      17      (187)       (32,161)

Cash flow from investing activities:
   Purchases of short-term investments .............       -      (300)       (45,220)
   Sales and maturities of short-term investments ..       -         -         45,220
                                                        ----     -----       --------

   Net cash used by investing activities ...........       -      (300)             -
                                                        ----     -----       --------

Cash flow from financing activities:
   Issuance of partnership units ...................       -         -         32,644
   Issuance of note payable - bank .................       -         -          4,100
   Repayment of note payable - bank ................       -         -         (4,100)
                                                        ----     -----       --------

   Net cash provided by financing activities .......       -         -         32,644
                                                        ----     -----       --------

Increase (decrease) in cash and cash equivalents ...      17      (487)           483
Cash and cash equivalents at beginning of period ...     466       618              -
                                                        ----     -----       --------
Cash and cash equivalents at end of period .........    $483     $ 131       $    483
                                                        ====     =====       ========




         The accompanying notes are an integral part of these unaudited, condensed financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  JUNE 30, 1996


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

           The financial statements for the three and six months ended June 30, 1996 and 1995 and cumulative from inception (September 7, 1989) are unaudited but include, in the opinion of management, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.    ACCOUNTING POLICIES

           The accounting policies, except as noted below, underlying the quarterly financial statements are those set forth in Note B of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

3.    ROYALTY REVENUE RECOGNITION

           Under the terms of the Cross License Agreement with Genzyme, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of the Surgical Products to the extent necessary to pay certain projected distributions to the partners in any year. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during 1996. Genzyme commenced European sales of Seprafilm[Trademark] in late 1995.

4.    DEVELOPMENT AGREEMENT

           The Partnership's available funds were fully expended during the first quarter of 1994. Pursuant to the Development Agreement, Genzyme has committed to continue funding, for the twelve month period commencing March 1, 1996, the development program at no expense to the Partnership.

5.    WITHDRAWAL OF OFFER TO ACQUIRE THE ASSETS OF GENZYME DEVELOPMENT
      PARTNERS, L.P.

           On May 3, 1996, Genzyme announced that it was withdrawing its offer to acquire substantially all of the assets of the Partnership for shares of General Division Common Stock valued at $93 million at the time the offer was made. Genzyme advised the Special Committee that its decision to withdraw the offer was based in part on the prompt action taken by the FDA advisory panel reviewing the pre-market approval application for Seprafilm[Trademark]. The speed of the FDA review made in unlikely that Genzyme could account for the acquisition as a purchase of in-process research and

6.    SUBSEQUENT EVENT

           On August 13, 1996, the FDA granted approval to market Seprafilm[Trademark] for use in any open abdominal or pelvic surgery. There are estimated to be approximately 3.1 million such surgeries performed annually in the United States. Genzyme, on behalf of the Joint Venture formed between Genzyme and the Partnership, expects to launch Seprafilm[Trademark] broadly in the United States in October, using the 70-personal sales force of Denknatel Snowden Pencer, Inc., a privately held surgical products Company acquired by Genzyme in July 1996. Under the terms of the agreements between Genzyme and the Partnership, the Joint Venture will manufacture and market Seprafilm[Trademark] in North America under contract with Genzyme. Genzyme and the Partnership expect to conclude negotiations during the third quarter to establish definitive terms for the Joint Venture, including the allocation between the parties of profits and losses from the Joint Venture.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

      The Partnership recognized royalty revenue of $7,000 and $9,000, respectively, in the three and six months ended June 30, 1996 related to the commencement of Genzyme's sales of Surgical Products in Europe. Administrative expenses increased to $53,000 and $63,000, respectively, in the three and six months ended June 30, 1996 from $4,000 and $9,000, respectively, in the corresponding periods of 1995 due primarily to increased legal expenses incurred by the Partnership related to maintenance of its patents and increased professional fees. The Partnership incurred net losses of $37,000 for the three months ended June 30, 1996 as compared to net income of $2,000 earned in the corresponding period in 1995. Notwithstanding the addition of royalty revenues in the first quarter of 1996, net income declined due to the increase in administrative expenses. For the six months ended June 30, 1996 and 1995, net losses increased to $39,000 from $4,000, respectively, due to increased administrative expenses, partially offset by the addition of royalty revenue not present in 1995 and despite consistent investment income.

      Investment income for the three months ended June 30, 1996 and 1995 was $9,000 and $6,000, respectively, primarily due to higher average cash balances. Investment income was $15,000 for the respective six months ending June 30, 1996 and 1995, due to a decline in the interest rate available in the debt markets in the first quarter of 1996 which offset the impact of higher cash balances.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      As of June 30, 1996, the Partnership had $483,000 in cash and cash equivalents reserved for general and administrative expenses and the Partnership's commitment to the Joint Venture formed with Genzyme to manufacture and market the Partnership's products in the North America. Genzyme, for its own account, initiated marketing efforts for Seprafilm[TM] in Europe late in 1995. Under the terms of the Cross License Agreement with Genzyme, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of the Surgical Products to the extent necessary to pay certain projected distributions to the partners in any year. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during 1996. The General Partner believes that substantial additional funds will be required to complete the development, clinical testing and commercialization of the Surgical Products. Genzyme has funded the research and development program for the Surgical Products on an annual basis since the first quarter of 1994, when all the available funds of the Partnership were substantially depleted, and currently has committed to provide such funding through February 28, 1997. While Genzyme is not obligated to fund the research and development program, Genzyme's option to purchase all of the limited partnership interests would terminate unless Genzyme commits annually to provide such funding until FDA approval of any of the Surgical Products.

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

SUBSEQUENT EVENT

      On August 13, 1996, the FDA granted approval to market Seprafilm[Trademark] for use in any open abdominal or pelvic surgery. There are estimated to be approximately 3.1 million such surgeries performed annually in the United States. Genzyme, on behalf of the Joint Venture formed between Genzyme and the Partnership, expects to launch Seprafilm[Trademark] broadly in the United States in October, using 70-person sales force of Deknatel
Snowden Pencer, Inc., a privately held surgical products company acquired by Genzyme in July 1996. Under the terms of the agreements between Genzyme and the Partnership, the Joint Venture will manufacture and market Seprafilm[Trademark] in North America under contract with Genzyme. Genzyme and the Partnership expect to conclude negotiations during the third quarter to establish definitive terms for the Joint Venture, including the allocation between the parties of profits and losses from the Joint Venture.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1996

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  27 Financial Data Schedule for Genzyme Development Partners, L.P. (for EDGAR filing purposes only).

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ending June 30, 1996.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1996

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

                                    GENZYME DEVELOPMENT PARTNERS, L.P.
                                    (Registrant)

                                    By:  GENZYME DEVELOPMENT CORPORATION II
                                    General Partner

DATE:   August 14, 1996             By: /s/ David J. McLachlan
                                       -----------------------
                                       David J. McLachlan
                                       Duly Authorized Officer and
                                       Principal Financial Officer

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1996


                                  EXHIBIT INDEX

Exhibit
  No.                         Description                            Page No.
- -------                       -----------                            --------

  27         Financial Data Schedule for Genzyme Development
             Partners, L.P. (for EDGAR filing purposes only).           13