Form 10-Q
period 1996-09-30
GENZYME DEVELOPMENT PARTNERS L P
filed 1996-11-14
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ____________


              Commission file number      0-18554
                                    ----------------------------------


                       GENZYME DEVELOPMENT PARTNERS, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                             04-3065192
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)



One Kendall Square, Cambridge, Massachusetts                       02139
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



                                 (617) 252-7500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                       -------    -------






Total number of pages in document - 12
Exhibit index is located on page 11

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          FORM 10-Q, SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

     ITEM 1.   Unaudited Condensed Financial Statements

        Statements of Operations for the Three and Nine Months Ended
         September 30, 1996 and 1995 and Cumulative from Inception
         (September 7, 1989) ...........................................   3

        Balance Sheets as of September 30, 1996 and December 31,1995 ...   4

        Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995 and Cumulative from Inception
         (September 7, 1989) ...........................................   5

        Notes to Unaudited Condensed Financial Statements ..............   6


     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................... 7-8

     ITEM 6.   Exhibits and Reports on Form 8-K ........................   9

Signatures .............................................................  10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                          STATEMENTS OF OPERATIONS
                              (UNAUDITED, IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



                                      THREE MONTHS ENDED         NINE MONTHS ENDED         CUMULATIVE
                                         SEPTEMBER  30,             SEPTEMBER 30,        FROM INCEPTION
                                       -----------------         -------------------      (SEPTEMBER 7,
                                       1996         1995         1996           1995          1989)
                                       ----         ----         ----           ----          -----

Investment income ................   $     7       $   7       $    22          $  22       $   1,251
Royalty revenue ..................         6          --            15             --              15
                                     -------       -----       -------          -----       ---------
                                          13           7            37             22           1,266
                                     -------       -----       -------          -----       ---------

Costs and expenses:
   Professional fees .............       180          --           180             --             180
   Retainer fee ..................        --          --            --             --           1,500
   Research and development ......        --          --            --             --          27,060
   Management fee ................        --          --            --             --           2,613
   Interest expense ..............        --          --            --             --             933
   Amortization of organization
    and start-up costs ...........        --          --            --             --             570
   Other .........................        --          68            63             87             911
                                     -------       -----       -------          -----       ---------
                                         180          68           243             87          33,767
                                     -------       -----       -------          -----       ---------

Net loss .........................   $  (167)      $ (61)      $  (206)         $ (65)      $ (32,501)
                                     =======       =====       =======          =====       =========

Net loss per partnership unit:

     Limited partners
     (based on 737 units) ........   $  (224)      $ (82)      $  (277)         $ (87)      $ (43,658)
                                     =======       =====       =======          =====       =========

     General partner
     (based on 1 unit) ...........   $(1,670)      $(610)      $(2,060)         $(650)      $(325,010)
                                     =======       =====       =======          =====       =========



              The accompanying notes are an integral part of these
                   unaudited, condensed financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        1996           1995
                                                        ----           ----

                           ASSETS

Cash and cash equivalents ..........................    $ 317          $ 466
                                                        -----          -----
       Total assets ................................    $ 317          $ 466
                                                        =====          =====

              LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Payable to Genzyme Corporation ..................      174            117

Partners' capital (including deficit accumulated
 during the development stage of $32,501):
    General partner ................................       41             43
    Class A limited partners .......................      136            340
    Class B limited partner ........................       --             --
                                                        -----          -----
                                                          177            383
    Less: unpaid partners' capital .................      (34)           (34)
                                                        -----          -----
      Total partners' capital ......................      143            349
                                                        -----          -----

       Total liabilities and partners' capital .....    $ 317          $ 466
                                                        =====          =====


              The accompanying notes are an integral part of these
                   unaudited, condensed financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                        STATEMENTS OF CASH FLOWS
                                        (UNAUDITED, IN THOUSANDS)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,            CUMULATIVE
                                                          -----------------        FROM INCEPTION
                                                          1996         1995      (SEPTEMBER 7, 1989)
                                                          ----         ----      -------------------

Cash flow from operating activities:
   Net loss ..........................................   $(206)        $ (65)        $(32,501)
   Reconciliation of net loss to net cash
   used by operating activities:
      Amortization ...................................      --            --              570
      Organization and start-up costs ................      --            --             (570)
      Increase (decrease) in cash from
      working capital:
   Payable to Genzyme Corporation ....................      57          (115)             174
                                                         -----         -----         --------
   Net cash used by operating activities .............    (149)         (180)         (32,327)

Cash flow from investing activities:
   Purchases of short-term investments ...............      --          (300)         (45,220)
   Sales and maturities of short-term investments ....      --           300           45,220
                                                         -----         -----         --------

   Net cash used by investing activities .............      --            --               --
                                                         -----         -----         --------

Cash flow from financing activities:
   Issuance of partnership units .....................      --            --           32,644
   Issuance of note payable - bank ...................      --            --            4,100
   Repayment of note payable - bank ..................      --            --           (4,100)
                                                         -----         -----         --------

   Net cash provided by financing activities .........      --            --           32,644
                                                         -----         -----         --------

Increase (decrease) in cash and cash equivalents .....    (149)         (180)             317
Cash and cash equivalents at beginning of period .....     466           618               --
                                                         -----         -----         --------
Cash and cash equivalents at end of period ...........   $ 317         $ 438         $    317
                                                         =====         =====         ========



              The accompanying notes are an integral part of these
                   unaudited, condensed financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                               SEPTEMBER 30, 1996


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

                The financial statements for the three and nine months ended September 30, 1996 and 1995 and cumulative from inception (September 7,
         1989) are unaudited but include, in the opinion of management, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.       ACCOUNTING POLICIES

                The accounting policies, except as noted below, underlying the quarterly financial statements are those set forth in Note B of the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


3.       ROYALTY REVENUE RECOGNITION

                Pursuant to the European royalty provision in the Cross License Agreement, the Partnership recognizes royalty revenue due from Genzyme based on net revenues from the sales of Surgical Products in Europe. Initial sales of such products have commenced in the Netherlands. In the three and nine months ended September 30, 1996, royalty revenues from Genzyme of approximately $6,000 and $15,000, respectively, were recognized.

4.       DEVELOPMENT AGREEMENT

                The Partnership's available funds were fully expended during the first quarter of 1994. Pursuant to the Development Agreement, Genzyme has committed to continue funding, for the twelve month period commencing March 1, 1996, the development program at no expense to the Partnership.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

         The Partnership recognized royalty revenue of $6,000 and $15,000, respectively, in the three and nine months ended September 30, 1996. There were no sales of Surgical Products in corresponding periods of 1995 and, therefore, no royalty revenues. Initial sales of Surgical Products commenced in the Netherlands in late 1995 and selling initiatives are expanding throughout Europe Administrative expenses increased to $180,000 and $243,000, respectively, in the three and nine months ended September 30, 1996 and from $68,000 and $87,000, respectively, in the corresponding periods of 1995 due primarily to increased legal expenses incurred by the Partnership related to maintenance of its patents, negotiations related to the Joint Venture formed with Genzyme to manufacture and market the Partnership's products in the North America and increased audit fees. The Partnership incurred net losses of $167,000 for the three months ended September 30, 1996 as compared to a loss of $61,000 in the corresponding period in 1995. For the nine months ended September 30, 1995 and 1996, net losses increased from $65,000 to $206,000, respectively, due to increased administrative expenses which were slightly offset by the addition of royalty revenue not present in 1995 and despite consistent investment income.

         Investment income in each of the three and nine months ended September 30, 1996 and 1995 was $7,000 and $22,000, respectively, primarily due to consistent average cash balances.


FINANCIAL CONDITION
-------------------

         As of September 30, 1996, the Partnership had $317,000 in cash and cash equivalents which is reserved for general and administrative expenses and the Partnership's commitment to the Joint Venture. Genzyme, for its own account, initiated marketing efforts for Seprafilm[TM] in Europe late in 1995. Under the terms of the Cross License Agreement with Genzyme, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of the Surgical Products to the extent necessary to pay certain projected distributions to the partners in any year. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during 1996. The General Partner believes that substantial additional funds will be required to complete the development, clinical testing and commercialization of the Surgical Products. Genzyme has funded the research and development program for the Surgical Products on an annual basis since the first quarter of 1994, when all the available funds of the Partnership were substantially depleted, and currently has committed to provide such funding through February 28, 1997. While Genzyme was not obligated to fund the research and development program, Genzyme's option to purchase all of the limited partnership interests would have terminated unless Genzyme committed annually to provide such funding until approval from the U.S. Food and Drug Administration ("FDA") of any of the Surgical Product is obtained. As described further below, the FDA has approved Seprafilm[TM] bioresorbable membrane for marketing in the United States and, accordingly, Genzyme will have no further obligation to fund research and development upon expiration of Genzyme's current commitment in February of 1997.

         On August 13, 1996, the FDA granted approval to market Seprafilm[TM] for use in any open abdominal or pelvic surgery. On behalf of the Joint Venture, Genzyme officially launched Seprafilm[TM] in the United States in October using the 70-person sales force of Deknatel Snowden Pencer, Inc. ("DSP"), a surgical products company acquired by Genzyme in July 1996. Under the terms of agreements between the Partnership and Genzyme, the Joint Venture formed between Genzyme and the Partnership will manufacture and market Seprafilm[TM] in North America under contract with Genzyme. Genzyme and the Partnership expect to conclude negotiations during the fourth quarter to establish definitive terms for the Joint Venture, including the allocation between the parties of profits and losses from the Joint Venture.

         Also during the third quarter, Genzyme received the Approval of Conformity Certificate (the "CE Mark") for Sepracoat[TM] coating solution in accordance with the European Medical Devices Directive. The CE Mark indicates that the product meets quality standards necessary for selling in the 18 countries included in the European Economic Area. Under the CE Mark, Sepracoat[TradeMark] can be applied at the beginning of and throughout abdominal, pelvic and thoracic surgical procedures. Genzyme is preparing for the market introduction of Sepracoat[TM] in Europe during the fourth quarter.

         Data from the pivotal study evaluating HAL-S[TradeMark] made available during the third quarter showed some improvement in the rehabilitation rate of patients. In light of the relatively modest improvement and the small potential market size, however, no formal decision has been made concerning whether to continue the development of HAL-S[Trademark].

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                          FORM 10-Q, SEPTEMBER 30, 1996



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              27   Financial Data Schedule for Genzyme Development Partners,
                    L.P. (for EDGAR filing purposes only).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ending September 30, 1996.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                         FORM 10-Q, SEPTEMBER 30, 1996




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




                                     GENZYME DEVELOPMENT PARTNERS, L.P.
                                     (Registrant)

                                     By:  GENZYME DEVELOPMENT CORPORATION II
                                     General Partner


DATE:  November 14, 1996             By: /s/ David J. McLachlan
                                         -------------------------------------
                                         David J. McLachlan
                                         Duly Authorized Officer and
                                         Principal Financial Officer

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                          FORM 10-Q, SEPTEMBER 30, 1996



                                  EXHIBIT INDEX


Exhibit
  No.                     Description                                   Page No.
-------                   -----------                                   --------

  27          Financial Data Schedule for Genzyme Development
              Partners, L.P. (for EDGAR filing purposes only).             12