Form 10-K
period 1996-12-31
GENZYME DEVELOPMENT PARTNERS L P
filed 1997-03-31
CIK 856312

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1996          Commission File No. 0-18554

                       GENZYME DEVELOPMENT PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                   04-3065192
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)


          ONE KENDALL SQUARE
       CAMBRIDGE, MASSACHUSETTS                          02139-1562
(Address of principal executive offices)                 (Zip Code)

                                 (617) 252-7500
              (Registrant's telephone number, including area code)

                               ------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                    on which registered
          -------------------                    -------------------
                None                                    None

          Securities registered pursuant to Section 12(g) of the Act:
                     Class A Limited Partnership Interests

                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR ss. 229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                               ------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

================================================================================

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-K for Genzyme Development Partners, L.P. (the "Partnership") contains forward-looking statements concerning the Partnership's expected future revenues, operations, and expenditures, estimates of the potential markets for the Partnership's products, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Partnership's products and estimates of the capacity of manufacturing and other facilities to support such products. These forward looking statements represent the expectations of the General Partner as of the filing date of this Form 10-K. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Partnership's products may be approved,
(iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products,
(v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) continued funding of the Partnership's research and development programs by Genzyme Corporation, and
(viii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                     PART I

ITEM 1. BUSINESS

GENERAL

     Genzyme Development Partners, L.P. (the "Partnership") was formed in 1989 to develop, produce and derive income from the sale in the United States and Canada of products (the "Sepra Products") to be used during surgical procedures primarily to limit the formation of postoperative adhesions. The Sepra Products are based on hyaluronic acid ("HA"), a biopolymer produced naturally by the body to lubricate and protect tissue.

     During surgery, tissues and organs are unavoidably damaged, both directly as a result of cutting, suturing and cauterization and indirectly as a result of handling and drying due to exposure. At the site of such damage, tissues or organs that normally should remain separated often become connected by fibrous scar tissues called adhesions. The formation of adhesions generally occurs within the first few days following surgery. Postoperative adhesions can cause significant complications such as bowel obstruction following abdominal surgery, infertility and pain following gynecological surgery and restricted limb motion following musculoskeletal surgery. Adhesions also can increase the complexity, duration and risk of subsequent surgery.

     The programs to develop the Partnership's Sepra Products achieved a number of significant milestones in 1996. During the third quarter of 1996, the Food and Drug Administration (the "FDA") granted approval to market Seprafilm(TM) in any open abdominal or pelvic surgery. Genzyme Corporation ("Genzyme"), on behalf of the joint venture between the Partnership and Genzyme formed to manufacture and market the Partnership's products (the "Joint Venture"), launched Seprafilm(TM) broadly in the United States during the fourth quarter through the Deknatel Snowden Pencer, Inc. ("DSP") sales force. DSP is a surgical products company acquired by Genzyme in July 1996. Genzyme also launched Seprafilm(TM) in Europe during the second quarter following test marketing of the product in the Netherlands late in 1995. The Partnership is entitled to receive a royalty on European sales of the Sepra Products under certain conditions. In February 1997, the FDA notified Genzyme that an advisory panel meeting will be held on May 5, 1997 to review the Pre-Market Approval Application ("PMA") for Sepracoat(TM). In addition, during the third quarter, Genzyme received an Investigational Device Exemption ("IDE") from the FDA for Sepragel(TM) and commenced Phase I/II studies of the product for use in abdominal and gynecological procedures.
See "Business -- Sepra Products

Portfolio" and "Business -- Relationship with Genzyme."

     The research and development program for the Sepra Products is conducted by Genzyme under the terms of a development agreement between the Partnership and Genzyme (the "Development Agreement"). Funding for the Development Agreement was initially provided from proceeds of the offering of limited partnership interests through which the Partnership was originally capitalized in 1989. By the first quarter of 1994, however, all of the funds of the Partnership available to fund the Development Agreement had been spent. Since that time, Genzyme committed to provide funding for continuation of the research and development of the Sepra Products on an annual basis. Until receipt of marketing approval from the FDA for the first Sepra Product, Genzyme was required to make such an annual funding commitment and provide such funding in order to preserve its option (described below) to purchase the limited partnership interests in the Partnership. Seprafilm(TM) received FDA approval in August 1996. As of March 1, 1997, Genzyme is no longer obligated to fund additional development of the Sepra Products, and its failure to make any further funding commitment to the Partnership would not affect its option to purchase the limited partnership interests. However, Genzyme will continue funding development of the Sepra Products during 1997 at a level consistent with prior years and the 1997 budget for the program. See "Business -- Relationship with Genzyme."

     On January 30, 1996, Genzyme made a proposal to a special committee (the "Special Committee") of the Board of Directors of Genzyme Development Corporation II, a wholly-owned subsidiary of Genzyme and the general partner of the Partnership (the "General Partner"), to purchase substantially all of the assets of the Partnership for approximately $93 million payable in shares of Genzyme General Division Common Stock. Negotiations between Genzyme and the Special Committee did not result in a definitive agreement, however, and, in May 1996, Genzyme withdrew its offer. The withdrawal of the offer did not affect the respective rights and obligations of the parties under any of the existing agreements between the parties. See "Business -- Relationship with Genzyme."

SEPRA PRODUCTS PORTFOLIO

     The Partnership's development efforts are focused on the following HA-based products: Seprafilm(TM), Sepracoat(TM), Sepragel(TM). The Partnership has suspended development of its other HA-based product, HAL-S(TM) synovial fluid replacement.

     Seprafilm(TM)

     Seprafilm(TM) is a solid formulation of modified HA that is used to separate and protect tissues and organs that have been damaged during surgery. During the third quarter of 1996, the FDA granted approval to market Seprafilm(TM) in any open abdominal or pelvic surgery. Genzyme, on behalf of the Joint Venture, launched a broad U.S. marketing effort for Seprafilm(TM) during the fourth quarter through the DSP sales force. DSP's U.S. sales force is targeting the top 1,000 hospitals that do 80 percent of the targeted procedures for Seprafilm(TM), the chiefs of surgery at key institutions and because of their familiarity with the Product, the Seprafilm(TM) clinical investigator groups and their associates. Genzyme has also received approval in Canada to market Seprafilm(TM) on behalf of the Joint Venture and has received authorization from the FDA to export the product to Canada. Test marketing in Canada began during 1996.

     Revenues from the sale of Seprafilm(TM) during 1996 were not material. For the year ended December 31, 1996, the Joint Venture incurred net losses of $2,479,000, primarily attributable to costs associated with the introduction of Seprafilm(TM) to the healthcare marketplace. As of the end of February 1997, in the United States, 476 hospitals had purchased Seprafilm(TM), an increase of 37 percent from the end of December, and the reorder rate had increased to 39 percent.

     In February 1996, Seprafilm(TM) was granted the Approval of Conformity Certificate (the "CE Mark") in accordance with the European Medical Devices Directive. The CE Mark signifies that a product meets quality standards necessary for marketing in the 18 countries of the European Union and the European Economic Area. Genzyme launched Seprafilm(TM) in Europe during the second quarter of 1996.

     Sepracoat(TM)

     Sepracoat(TM) is a liquid formulation of HA designed to coat tissues and organs during surgery and thereby reduce adhesions from indirect surgical trauma. In January 1996, Genzyme filed a PMA to market Sepracoat(TM) for use in abdominal, pelvic and cardiothoracic surgical procedures. In February 1997, the FDA notified Genzyme that an advisory panel will review the PMA on May 5, 1997 and make a recommendation to the FDA regarding approval of the PMA. The panel's recommendation will be considered in the FDA's final review of the PMA, but is not binding on the FDA. Sepracoat(TM) was also granted the CE Mark in 1996 and Genzyme initiated marketing efforts for Sepracoat(TM) in Europe during the fourth quarter of 1996. Sepracoat(TM) is being marketed in Denmark, France, Germany, Italy, the Netherlands, Sweden and the United Kingdom as a complementary product to Seprafilm(TM).

     Sepragel(TM)

     Sepragel(TM) is a gel form of modified HA and, like Seprafilm(TM), is intended to be used to separate and protect tissues and organs and thereby reduce adhesion formation resulting from direct surgical trauma. Sepragel(TM) is intended to be used in laparoscopic procedures and on tissue surfaces in open surgery that are inaccessible to Seprafilm(TM). During the third quarter of 1996, Genzyme received an IDE from the FDA for Sepragel(TM) and commenced
Phase I/II studies for use in abdominal and gynecological procedures.

     HAL-S(TM)

     HAL-S(TM) is a liquid formulation of HA intended to be used during arthroscopic surgery to maintain normal joint function and reduce pain and inflammation following surgery. A clinical trial of HAL-S(TM) synovial fluid replacement was completed in November 1995. The study evaluated patients undergoing arthroscopic surgery for repair of meniscal tears. The data from the study showed some improvement in the rehabilitation rate of patients who received HAL-S(TM). In light of the relatively modest improvement and small potential market size, however, further development of HAL-S(TM) has been suspended.

MANUFACTURING

     On behalf of the Joint Venture and for its own use, Genzyme manufactures the starting material from which the Sepra Products are produced. Genzyme manufactures the material at its facilities in the U.K. and ships the material to the United States for finishing, testing, packaging and labeling. Genzyme believes that its U.K. facilities have adequate capacity to meet its world-wide market requirements for this starting material during the foreseeable future. Seprafilm(TM) is produced at Genzyme's manufacturing facilities in Framingham, Massachusetts. Genzyme has entered into a contract with a third party to provide the final finishing and sterile filling for Sepracoat(TM) on a commercial scale. During 1995, validation runs required for the Seprafilm(TM) and Sepracoat(TM) PMAs were completed by Genzyme and the contractor and Genzyme's Seprafilm(TM) facilities were inspected by the FDA. Genzyme's manufacturing plants in the U.S. and the U.K., together with those of the third party contractor, have been approved by the FDA and received ISO 9000 certification in 1996 to manufacture Seprafilm(TM) and Sepracoat(TM).


MARKETING

     The Partnership believes that the initial market opportunity for Seprafilm(TM) in the U.S. comprises an estimated 3.1 million procedures annually, consisting of 1.8 million abdominal operations and 1.3 million gynecological operations. It is estimated that the Canadian market is roughly one-tenth the size of the U.S. market. The Partnership and Genzyme believe that the number of open abdominal and open pelvic procedures that carry a risk of postoperative adhesion-related complications in Europe is approximately 2 million surgeries per year.

     The Sepra Products will be purchased primarily by hospitals as surgical supplies. Accordingly, the Partnership and Genzyme believe that successful initial market penetration and subsequent maintenance of market share for the Sepra Products require a specialized hospital-based sales force. On behalf of the Joint Venture, Genzyme has deployed the DSP sales force to accelerate market introduction of the Seprafilm(TM) and Sepracoat(TM) products in the United States and Europe. The DSP sales force consists of 110 representatives, 60 of which are located in the United States, who market products directly to cardiovascular, general and gynecologic surgeons and hospital purchasing departments throughout the United States and Europe. Genzyme plans to increase the number of DSP sales representatives in the United States to 100 by the end of 1997. Substantial additional efforts to educate surgeons and hospital administrators as to the benefits of these products will be required in order for the products to penetrate target markets and gain broad market acceptance. There can be no assurance that Genzyme will be successful in its efforts to implement a commercialization strategy for the Sepra Products.

COMPETITION

     The Sepra Products face, and will continue to face significant competition both from other HA-based products and from non-HA-based products intended to reduce adhesions resulting from surgical trauma. The Partnership and Genzyme believe that the principal factor that will affect competition among products is acceptance by surgeons, which depends, in large part, upon product performance and price.

     There are several companies that produce HA using two principal processes: extraction from natural sources and fermentation. Although several companies are pursuing fermentation as a method of producing HA, the Partnership and Genzyme believe that Genzyme's proprietary fermentation production process and its ability to create chemically modified forms of HA give it a competitive advantage in the marketing of HA-based products for surgery.

     Potential competitors of the Partnership include companies with financial, manufacturing and marketing resources that are significantly greater than those of the Partnership and Genzyme. Such companies may have, due to their size and experience, a competitive advantage over the Partnership and Genzyme in the form of greater potential funding for research and development and established drug manufacturing capabilities and distribution channels. In addition, the products of these potential competitors may exhibit better product performance.

RELATIONSHIP WITH GENZYME

     In connection with the Partnership's unit offering in November 1989, the Partnership entered into certain agreements with Genzyme which are summarized below.

     Cross License Agreement. Genzyme granted to the Partnership an exclusive, royalty-free license (with the right to grant sublicenses) within the United States and Canada (the "Territory") to use all patent and technology rights owned or controlled by Genzyme or acquired by Genzyme necessary or materially useful to engage in the manufacture, sale, or other disposition of the Sepra Products for use in human clinical trials or human surgical procedures, other than in ophthalmic surgery (the "Field of Activity").

     The Partnership granted back to Genzyme an exclusive license to use all patent and technology rights developed under or otherwise acquired during the term of the Development Agreement (described below) for all purposes other than use within the Field of Activity and within the Territory. The licenses to Genzyme to use all such patent and technology rights outside of the Field of Activity and in the Field of Activity outside the Territory and Europe are royalty-free. The license to Genzyme to use such patents and technology rights in the Field of Activity within Europe is royalty-bearing. Accordingly, until the earlier of: (i) the date on which

     Genzyme exercises its rights under the Partnership Purchase Option Agreement (described below) and (ii) December 31, 2019, the Partnership will receive a royalty of 6% of net revenues recognized from the sale of Sepra Products for use in the Field of Activity in Europe to the extent necessary to allow the Partnership to pay certain projected distributions to its partners in any year. The Partnership will also receive a royalty of 5% of all net revenues received by Genzyme and its affiliates from the sale of non-HA-based competitive products (defined in the Cross License Agreement) in the Field of Activity and in the Territory. Pursuant to the European royalty provision in the Cross License Agreement, Genzyme made royalty payments of approximately $23,000 to the Partnership in 1996, based on net revenues from sales of Seprafilm(TM) in Europe.

     Development Agreement. The Partnership entered into the Development Agreement with Genzyme to perform research, experimentation and development to produce products for use in the Field of Activity. For these services, the Partnership paid Genzyme in 1989 a non-refundable fee of $1,500,000 and also reimbursed Genzyme for its expenditures under the Development Agreement plus a fee equal to 10% of such expenditures, subject to a maximum expenditure of the capital contributions to the Partnership of the General Partner and the Limited Partners and the interest earned on such funds less the costs related to the offering of the Partnership units and certain other commitments and expenditures (the "Available Funds").

     The Development Agreement was scheduled to terminate upon Genzyme's expenditure of the Available Funds prior to receipt by the Partnership of FDA approval of any Sepra Product unless Genzyme, on that occasion and annually thereafter until receipt of such approval, contributed to the Partnership amounts sufficient to fund the development program for the following twelve month period. In January 1994, the Development Agreement was amended to provide that, in lieu of contributing the necessary funds to the Partnership, Genzyme could deliver to the Partnership an annual undertaking to continue the development program at no expense to the Partnership for each succeeding twelve-month period until FDA approval of any Product. Genzyme has delivered such an undertaking to the Partnership annually since the Partnership's Available Funds were expended in March 1994. In February 1996 Genzyme committed to provide funding to the Partnership through February 28, 1997. Seprafilm(TM) received FDA approval in August 1996. As of March 1, 1997, Genzyme was no longer obligated to fund additional development of the Sepra Products. However, Genzyme will continue such funding during 1997 at a level consistent with prior years and the 1997 budget for the program.

     Joint Venture Agreement. The Partnership and Genzyme formed the Joint Venture in September 1989 for the purpose of manufacturing and marketing the Sepra Products in the Field of Activity in the Territory. The Joint Venture was not expected to engage in active business until receipt of FDA marketing approval for a Sepra Product. Following the receipt of such approval for Seprafilm(TM), the Joint Venture made its first commercial sale of Seprafilm(TM) in August 1996 (the "Business Commencement Date"). The Partnership has contributed to the Joint Venture the use of its technology and $200,000 in cash, and Genzyme has contributed its agreement to manufacture and market the Sepra Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency, to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture and to allow the use of such trademarks, tradenames and logos as the venturers shall determine to be necessary and advisable for manufacturing and marketing the Sepra Products within the Field of Activity. The Joint Venture purchases the products from Genzyme at cost, pursuant to a formula in the Joint Venture Agreement.

     The Joint Venture Agreement calls for the Partnership and Genzyme to determine, following the Business Commencement Date, the allocation of profits and losses between the parties and the level of reimbursement to Genzyme for providing general and administrative services to the Joint Venture.

     In March 1997, the Partnership and Genzyme amended and restated the Joint Venture Agreement (as so amended and restated, the "Amended and Restated Joint Venture Agreement") to address the matters that the original Joint Venture Agreement provided were to be agreed upon on or about the time of first commercial sale and to address certain other matters. The Amended and Restated Joint Venture Agreement is retroactive to August 17, 1996, the date of first commercial sale, and provides that:

     (1) losses generated by the Joint Venture are allocated (a) the first $200,000 to the Partnership and then (b) 40% to the Partnership and 60% to Genzyme, provided however, that to the extent a loss allocated to the Partnership would, pursuant to the terms of the Partnership Agreement, be allocated to the General Partner rather than the limited partners, such loss is allocated 100% to Genzyme; and

     (2) profits are allocated (a) the first $5,600,000 to the Partnership, (b) the next $8,400,000 to Genzyme and (c) thereafter, 40% to the Partnership and 60% to Genzyme.

     The Amended and Restated Joint Venture Agreement also provides that Genzyme will receive no reimbursement for the general and administrative services it provides to the Joint Venture until the first year in which the Joint Venture generates revenues in excess of $25,000,000, at which time, Genzyme will receive a quarterly commission equal to 10% of the Joint Venture's revenues for such quarter. In connection with arriving at agreement on the foregoing matters, the parties also agreed to amend the Joint Venture Agreement to provide the Partnership with enhanced oversight mechanisms, including an audit right, and to eliminate Genzyme's unilateral right to withdraw from the Joint Venture.

     The Joint Venture will be dissolved (a) upon Genzyme's purchase of all of the limited partnership interests, (b) if Genzyme does not exercise its option to purchase the limited partnership interests (as described below) (i) upon the sale, license or other disposition of all or a substantial part of its technology by the Partnership or (ii) upon 90 days' notice by either venturer at any time after the expiration of a one-year period commencing after Genzyme's option to purchase the limited partnership interests expires, whichever shall first occur (c) by operation of law, (d) upon the bankruptcy, retirement, withdrawal or dissolution of Genzyme, (e) upon the mutual consent of Genzyme and the Partnership, or (f) upon the election by the Partnership if Genzyme shall fail to establish to the satisfaction of the Partnership that it is capable of and has undertaken to manufacture the Joint Venture's requirements for the Sepra Products for a specified period.

     Marketing and Distribution Agreement and Tax Indemnification Agreement. In connection with negotiating the Amended and Restated Joint Venture Agreement, the Joint Venture entered into an exclusive marketing and distribution agreement (the "Marketing and Distribution Agreement") with Genzyme, whereby Genzyme will act as sole distributor of the Sepra Products for the Joint Venture. The Joint Venture agreed to sell Sepra Products to Genzyme at the price at which Genzyme is selling the applicable products to the end-user less a distributor's discount (subject to a minimum purchase price) and also agreed to reimburse Genzyme for certain costs incurred in connection with market introduction of the Sepra Products. The economic terms of the Marketing and Distribution Agreement are intended to be substantially similar to those applicable if Genzyme provided such services in its capacity as a venturer rather than as a distributor. At the request of a special committee of directors of the General Partner consisting of the two directors who are not affiliated with Genzyme, Genzyme also entered into a tax indemnification agreement (the "Tax Indemnification Agreement") with the Partnership in which Genzyme agreed, subject to certain limitations, to indemnify the limited partners against loss of the benefits of certain research and development deductions certain limited partners have taken (net of potential tax savings due to any resultant higher tax basis in the limited partnership interests). The Tax Indemnification Agreement can be waived by the Partnership in connection with a purchase of the Partnership by Genzyme.

     Partnership Purchase Option Agreement. Under the terms of the Partnership Purchase Option Agreement, Genzyme has an irrevocable option to purchase all of the limited partnership interests in the Partnership for an advance payment (subject to recoupment by Genzyme out of royalty payments in subsequent years) per limited partnership interest equal to, at Genzyme's option, $35,000 in cash, an equivalent amount in Genzyme General Division Common Stock (valued at a 5% discount from the market value of such stock) or a combination of the foregoing, and quarterly royalty payments for a period of ten years after the buy-out date equal to 10% of product sales in the United States and Canada (and 6% of such sales in Europe, but only to the extent necessary to meet certain projections made in connection with the Partnership's unit offering) and 5% of any revenues derived by Genzyme from sales in the United States and Canada of non-HA-based competing products (and 3% of such sales in Europe, but only to the extent necessary to meet the projections referred to above).

     Genzyme's option to purchase the limited partnership interests is exercisable during the 90-day period commencing on the last day of the forty-eighth month after the first commercial sale of a Sepra Product by the Joint Venture, but such commencement date will be accelerated to the later of: (i) two years after first commercial sale of any Sepra Product or (ii) the date on which the Partnership has received distributions from the Joint Venture equal to at least 15% of the total capital contributions of the limited partners. The Purchase Option Agreement provided that Genzyme's option would terminate if all funds available under the Development Agreement had been spent before receipt of FDA marketing approval for a Sepra Product was obtained, unless Genzyme funded or obtained funds for continuation of the research and development programs for the next twelve month period. All of the funds available to fund the Development Agreement were depleted in March 1994. Genzyme began providing funding for the Partnership's programs at that time and has committed to continue such funding through 1997.

     Genzyme Offer. Genzyme notified the General Partner in November 1995 that it was interested in exploring the possibility of an acquisition of the Partnership. In response to such notice, the Board of Directors of the General Partner established the Special Committee, which consisted of W. Gerald Austen and Peter Reikes, neither of whom is affiliated with Genzyme. On January 30, 1996, Genzyme made a proposal to the Special Committee offering to purchase substantially all of the assets of the Partnership for approximately $93 million, payable in shares of Genzyme General Division Common Stock. Genzyme withdrew its offer in May 1996 because after over a month of discussions between Genzyme and its representatives and the Special Committee and its legal and financial advisors, the parties remained considerably far apart on the terms for a transaction. The withdrawal of the offer did not affect the respective rights and obligations of the parties under any of the existing agreements between the parties.

PATENTS AND PROPRIETARY TECHNOLOGY

     Genzyme has granted to the Partnership an exclusive license to all Genzyme patents and know-how necessary or materially useful in the manufacture, use and sale of the Sepra Products in the United States and Canada for use in the Field of Activity and an exclusive sublicense to all third party licenses held by Genzyme for use in the Field of Activity and the Territory. The Partnership has the exclusive right to sell the Sepra Products in the Territory through the Joint Venture.

     The Partnership, through the exclusive license from Genzyme, has rights to three issued United States patents and four pending United States patent applications that cover methods for using native hyaluronic acid solutions to coat body tissues prior to surgical manipulation. This technology is used in Sepracoat(TM). The Partnership, also through the exclusive license from Genzyme, has rights to three issued United States patents and three pending United States patent applications covering modified hyaluronic acid compositions. This technology is used in Seprafilm(TM) and Sepragel(TM).

     Various formulations and uses of HA have been the subject of numerous issued United States patents. One such patent was upheld after re-examination by the United States Patent Office and has been asserted against a producer of HA for ophthalmic applications. That litigation was settled with the payment of damages and the issuance of a license subject to the payment of royalties. That patent also was asserted against Genzyme and other defendants but not against the Partnership. That litigation was settled in December 1992 without any payment by Genzyme. The patent at issue in this litigation expired in February 1996.

     There can be no assurance that any other patent will not be asserted against the Partnership or Genzyme or that additional patents concerning HA will not be allowed or issued in the future which would require the Partnership to obtain licenses thereunder to make, use or sell the Sepra Products. Nor can there be any assurance as to the availability and cost of such licenses.

GOVERNMENT REGULATION

     The Sepra Products require FDA approval prior to marketing in the United States. The Sepra Products are regulated as Class III "devices" in the United States since they are tissue protective agents which function as physical barriers.

     Products that are classified as Class III "devices" must receive formal FDA premarket approval before they can be sold commercially in the United States. The first stage of obtaining formal FDA premarket approval for this class of device is submission of an application for an IDE. The IDE permits clinical evaluation of products on human subjects under controlled experimental conditions by designated qualified medical institutions. The second stage of obtaining formal FDA premarket approval is the filing of a PMA. The PMA, which is submitted after clinical evaluations are completed under the IDE, requires a comprehensive report of all data and information obtained by the applicant throughout development and testing. The FDA will grant formal premarket approval if it finds that the safety and effectiveness of the product have been sufficiently demonstrated and that the product complies with all applicable performance and manufacturing standards. The FDA may require further clinical evaluation of the product, or it may grant marketing approval but restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time.

     The data submitted to the FDA for the Sepra Products also should be sufficient to obtain marketing approval of the Sepra Products from the appropriate regulatory authorities in Canada after appropriate submission and review in that country. Approval to market Seprafilm(TM) in Canada was obtained in this manner.

RESEARCH AND DEVELOPMENT COSTS

     During its fiscal year ended December 31, 1994, the Partnership spent $980,000 on research and development activities, all of which was paid to Genzyme under the Development Agreement. The available research and development funds in the Partnership were spent by the end of the first quarter of 1994.

ITEM 2. PROPERTIES

     The Partnership itself does not own or lease any properties. The Partnership's business is conducted at the facilities of the General Partner, at One Kendall Square in Cambridge, Massachusetts. Under the Development Agreement, Genzyme utilizes portions of its facilities in Framingham and Cambridge, Massachusetts and in Haverhill, England to conduct the research and development activities of the Partnership.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     No public or other market exists or is expected to develop for ownership interests in the Partnership. Partnership interests are not transferable without the consent of the General Partner and satisfaction of certain other conditions contained in Article 8 of the Agreement of Limited Partnership (the "Partnership Agreement"). There were approximately 766 holders of record of Class A Partnership interests and 1 holder of Class B Partnership interests as of March 1, 1997.

     There have been no cash distributions to the partners to date. Any distributions in the future will be made by the General Partner to the partners as soon as practicable after the end of each fiscal quarter, in proportion to the partners' respective adjusted capital contributions, subject to certain limitations as provided in the Partnership Agreement.

ITEM 6.         SELECTED FINANCIAL DATA


                                                          For the Years Ended December 31,
                                            -------------------------------------------------------------
(Dollars in thousands, except per unit data)     1996        1995        1994         1993       1992
---------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Interest income .........................   $      29    $      38    $      24    $     152    $     277
Royalty revenues ........................          23           --           --           --           --
                                            ---------    ---------    ---------    ---------    ---------
                                                   52           38           24          152          277
Costs and expenses:
Research and development ................          --           --          980        7,458        7,307
Management fee ..........................          --           --          115          731          637
Interest expense ........................          --           --           --           --          146
Amortization of organization
  and start-up costs ....................          --           --           76          114          114
Administrative expenses .................         404          124           81          229           77
                                            ---------    ---------    ---------    ---------    ---------
                                                  404          124        1,252        8,532        8,281
                                            ---------    ---------    ---------    ---------    ---------
Operating loss ..........................        (352)         (86)      (1,228)      (8,380)      (8,004)

Equity in net loss of joint venture .....        (200)          --           --           --           --
                                            ---------    ---------    ---------    ---------    ---------

Net loss ................................   $    (552)   $     (86)   $  (1,228)   $  (8,380)   $  (8,004)
                                            =========    =========    =========    =========    =========
Net loss per partnership unit:
Limited partners -- based on 737 units ..   $    (461)   $    (116)   $  (1,650)   $ (11,257)   $ (10,752)
                                            =========    =========    =========    =========    =========
General partner -- based on 1 unit ......   $(212,000)   $    (860)   $ (12,280)   $ (83,800)   $ (80,040)
                                            =========    =========    =========    =========    =========

Dividends - none

                                                                       December 31,
                                            -------------------------------------------------------------
                                                 1996         1995      1994        1993         1992
---------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Working capital .........................   $    (196)   $     349     $     420   $   1,572    $   9,843
Total assets ............................         159          466           618       1,983       10,084
Partners' capital .......................        (196)         349           420       1,648       10,033


(1) Genzyme has funded the Partnership's research and development activities since the first quarter of 1994, when all of the Partnership's funds available for research and development were depleted. Genzyme spent approximately $6.0 million on the Partnership's development programs in 1996 as compared to $6.4 million in 1995 and $6.5 million in 1994. Genzyme will fund the programs through 1997 at a level consistent with prior years and the 1997 budget for the program.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion is a summary of what the General Partner considers to be the key factors affecting the Partnership's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion represent the expectations of the General Partner as of the filing date of this Form 10-K. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to the risks and uncertainties described under the caption "Factors Affecting Future Operating Results." Partners and potential investors should consider carefully these risks and uncertainties in evaluating the Partnership's financial condition and results of operations.

RESULTS OF OPERATIONS

     During the first quarter of 1994, all of the funds of the Partnership available to fund development of the Partnership's products were spent. The net loss for the year ended December 31, 1996 was $552,000 compared to losses of $86,000 and $1.2 million for 1995 and 1994, respectively. Losses in 1996 and 1995 were attributable primarily to administrative expenses. The losses in 1994 are primarily attributable to research and development expenses plus a management fee paid to Genzyme.

     The only source of revenue in 1995 and 1994 was the interest earned on Partnership capital contributions. For the years ended December 31, 1996, 1995 and 1994, interest earned by the Partnership amounted to $29,000, $38,000 and $24,000, respectively.

     Under the terms of the Cross License Agreement, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of the Sepra Products under certain conditions. In 1996, the Partnership earned $23,000 of royalty revenue based on European sales of Seprafilm(TM) by Genzyme which began in late 1995.

     No research and development expenses were paid to Genzyme during 1996 or 1995 as compared to $1.1 million in 1994. Genzyme has funded the Partnership's research and development activities since the first quarter of 1994, when all of the Partnership's funds available for research and development were depleted. Genzyme spent approximately $6.0 million on the Partnership's development programs in 1996 as compared to $6.4 million in 1995 and $6.5 million in 1994. Genzyme will fund the programs through 1997 at a level consistent with prior years and the 1997 budget for the program.

     Administrative expenses were $404,000, $124,000 and $81,000 in 1996, 1995 and 1994, respectively, and consisted primarily of administrative fees. Of the $304,000 in legal costs incurred in 1996, $154,000 is attributable to legal costs incurred in connection with Genzyme's offer to purchase substantially all the assets of the Partnership which was subsequently withdrawn, $50,000 is related to the Partnership's participation in amending and restating the joint venture agreement with Genzyme and $100,000 represents fees for patent defense. Amortization of organization and start-up costs that were written off over five years from the Partnership's date of formation was completed in 1994 and, therefore, there were no such costs in 1996 and 1995 compared to amortization expenses of $76,000 in 1994.

FINANCIAL CONDITION

     As of December 31, 1996, the Partnership had $151,000 in cash and cash equivalents. All of such funds are reserved for general and administrative expenses.

     The Partnership's future profitability is entirely dependent upon the Joint Venture's sales of the Sepra Products. The Joint Venture commenced operations following receipt of FDA marketing approval of Seprafilm(TM) in August

1996. Seprafilm(TM) is the first Sepra Product to obtain FDA marketing approval and was launched in the United States during the fourth quarter of 1996. Seprafilm(TM) is being marketed in the United States and Canada by Genzyme on behalf of the Joint Venture.

     The Partnership has contributed to the Joint Venture the use of its technology and $200,000 in cash. Genzyme has contributed its agreement to manufacture and market the Sepra Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency and to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture.

     The Partnership will receive the first $5.6 million in profits generated by the Joint Venture, Genzyme will receive the next $8.4 million in profits and, thereafter, Genzyme and the Partnership will receive 60% and 40%, respectively, of the profits of the Joint Venture. The first $200,000 in losses will be allocated to the Partnership and thereafter, Genzyme and the Partnership will be allocated 60% and 40%, respectively, of the losses of the Joint Venture, provided however, that to the extent a loss allocated to the Partnership would, pursuant to the terms of the Partnership Agreement, be allocated to the General Partner rather than the limited partners, such loss is allocated 100% to Genzyme.

     Revenues from the sale of Seprafilm(TM) during 1996 were not material. For the year ended December 31, 1996, the Joint Venture incurred net losses of $2,479,000, primarily attributable to costs associated with the introduction of Seprafilm(TM) to the healthcare marketplace. The losses were allocated $2,279,000 directly to Genzyme as a partner in the Joint Venture and $200,000 to the Partnership.

     In 1996, the limited partners' shares of the Partnership's losses exceeded the remaining limited partners' capital and accordingly, approximately $206,000 of the Partnership's losses which would have been attributable to the limited partners were re-allocated to Genzyme as the General Partner pursuant to the terms of the Partnership Agreement.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Requirements for Additional Funding.

     Substantial additional funds will be required to complete the development and clinical testing of Sepracoat(TM) and Sepragel(TM). Genzyme has funded the research and development program for the Sepra Products on an annual basis since the first quarter of 1994 when all of the funds of the Partnership available to develop its products were depleted. Genzyme will continue to provide such funding through 1997. Genzyme is not obligated to provide such funding during 1997 or to continue funding after 1997.

No Assurance of Commercial Success.

     Successful commercialization of the Sepra Products will depend on many factors, including the breadth of labeling claims allowed by the FDA, the response of surgeons to the data from clinical trials, market acceptance of the Sepra Products, Genzyme and the Joint Venture's ability to supply sufficient product to meet market demand, the degree to which third party reimbursement is available, and the number and relative efficacy of competitive products that may subsequently enter the market.

FDA Approval.

     Sepracoat(TM) and Sepragel(TM) will require additional FDA approval prior to marketing in the United States. There can be no assurance that the FDA will allow the labeling claims made for the Sepra Products or permit the marketing of these products for a broad range of applications.

Market Acceptance.

     The successful commercialization of the Sepra Products will require that surgeons become convinced of the efficacy of the products in reducing the formation of postoperative adhesions and incorporate the products as standard surgical practice in procedures where adhesions are a potential postoperative complication. Substantial additional efforts to educate surgeons and hospital administrators as to the benefits of these products will be required, however, in order for the products to penetrate target markets and gain broad market acceptance. There can be no assurance that the Sepra Products will gain such acceptance.

Competition.

     The Sepra Products will face significant competition both from other HA-based products and from non-HA-based products intended to reduce adhesions resulting from surgical trauma.

ITEM 8. FINANCIAL STATEMENTS

                                                                        10-K
                                                                       Page No.
                                                                       --------

Report of Independent Accountants....................................     15

Balance Sheets - December 31, 1996 and 1995..........................     16

Statements of Operations - For the Years Ended December 31, 1996,
 1995 and 1994, and Cumulative from September 7, 1989
 (date of formation) to December 31, 1996............................     17

Statements of Cash Flows - For the Years Ended December 31, 1996,
 1995 and 1994, and Cumulative from September 7, 1989
 (date of formation) to December 31, 1996............................     18

Statements of Changes in Partners'  Capital - For the Period
 from September 7, 1989 (date of formation) to December 31, 1996......    19

Notes to Financial Statements.........................................    20


All schedules are omitted since the required information is inapplicable or has been presented in the financial statements and related notes.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of Genzyme Development Partners, L.P.:

     We have audited the financial statements of Genzyme Development Partners, L.P. (the "Partnership") (a development stage enterprise) listed on the index in
Item 8 of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note A to the financial statements, the Partnership expended all available research and development funds in 1994. Genzyme Corporation, however, has funded the research on behalf of the Partnership since 1994 and has committed to fund such research in 1997.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genzyme Development Partners, L.P., (a development stage enterprise) as of December 31, 1996 and 1995 and the results of its operations, its changes in partners' capital (deficit) and its cash flows for each of the three years in the period ended December 31, 1996 and cumulative from September 7, 1989 (date of formation) to December 31, 1996 in conformity with generally accepted accounting principles.



                                                        COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
March 31, 1997

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                                 (In thousands)

                                                                December 31,
                                                                ------------
                                                               1996     1995
                                                               ----     ----
                                    ASSETS

Cash and cash equivalents ................................... $ 151    $ 466
Royalties receivable from Genzyme (Note C)...................     8       --
Investment in joint venture (Note C) ........................    --       --
                                                              -----    -----
   Total assets ............................................. $ 159    $ 466
                                                              =====    =====

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable to Genzyme (Note C) ........................ $ 245    $ 101
Accrued expenses ............................................   110       16
                                                              -----    -----
   Total liabilities ........................................   355      117
                                                              -----    -----

Commitments and contingencies (Note C) ......................    --       --

Partners' capital (deficit) (including deficit accumulated
  during the development stage of $32,847):
     General partner ........................................  (169)      43
     Class A limited partners ...............................    --      340
     Class B limited partners ...............................    --       --
                                                              -----    -----
                                                               (169)     383
     Less: unpaid partners' capital .........................   (27)     (34)
                                                              -----    -----
         Total partners' capital (deficit)...................  (196)     349
                                                              -----    -----
         Total liabilities and partners' capital (deficit)... $ 159    $ 466
                                                              =====    =====


    The accompanying notes are an integral part of the financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)


                                                                    Cumulative From
                                                                     September 7,
                                        For the Years                1989 (Date of
                                       Ended December 31,             Formation)
                                   ----------------------------          to
                                   1996      1995        1994      December 31, 1996
                                   ----      ----        ----      -----------------
Interest income ............... $      29   $      38  $      24      $   1,258
Royalty revenue ...............        23          --         --             23
                                ---------   ---------  ---------      ---------
                                       52          38         24          1,281
Operating costs and
  expenses (Note C):
   Retainer Fee ...............        --          --         --          1,500
   Research and development
      expenses ................        --          --        980         27,060
   Management Fee .............        --          --        115          2,613
   Interest expense ...........        --          --         --            933
   Amortization of organization
     and start-up costs .......        --          --         76            570
   Administrative expenses.....       404         124         81          1,252
                                ---------   ---------  ---------      ---------
                                      404         124      1,252         33,928
                                ---------   ---------  ---------      ---------
Operating loss ................      (352)        (86)    (1,228)       (32,647)
Equity in net loss of
   joint venture ..............      (200)         --         --           (200)
                                ---------   ---------  ---------      ---------
Net loss ...................... $    (552)  $     (86) $  (1,228)     $ (32,847)
                                =========   =========  =========      =========
Net loss per partnership unit:
   Limited Partners -- based
      on 737 units............. $    (461)  $    (116) $  (1,650)     $ (43,842)
                                =========   =========  =========      =========
   General Partner -- based
      on 1 unit ............... $(212,000)  $    (860) $ (12,280)     $(534,950)
                                =========   =========  =========      =========



    The accompanying notes are an integral part of the financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                       Cumulative
                                                                          From
                                                                       September 7,
                                                                           1989
                                                                         (Date of
                                   For the Years Ended December 31,     Formation)
                                   ---------------------------------  to December 31,
                                     1996        1995        1994          1996
                                     ----        ----        ----     --------------
Cash Flow for Operating
  Activities:
  Net loss .....................   $   (552)   $    (86)   $ (1,228)   $(32,847)
  Reconciliation of net loss to
   net cash used by
   operating activities:
   Amortization of
    organization and
    start-up costs .............         --          --          76         570
   Organization and
      start-up costs ...........         --          --          --        (570)
   Equity in net loss
     of joint venture ..........        200          --          --         200
   Increase (decrease) in cash
      from working capital:
    Royalties receivable from
       Genzyme Corporation .....         (8)         --          --          (8)
    Accounts payable and
     accrued expenses ..........        238         (81)        137         355
     Prepaid expenses ..........         --          --          37          --
                                   --------    --------    --------    --------
   Net cash used by
     operating activities ......       (122)       (167)       (978)    (32,300)
Cash Flow for
  Investing Activities:
   Purchases of short-term
      investments ..............         --          --          --     (45,220)
   Sales of short-term
      investments ..............         --          --          --      45,220
   Investment in joint
      venture ..................       (200)         --          --        (200)
                                   --------    --------    --------    --------
  Net cash used by
    investing activities........       (200)         --          --        (200)
Cash Flow from
  Financing Activities:
    Proceeds from issuance
       of partnership units ....          7          15          --      32,651
    Issuance of note
      payable - bank ...........         --          --          --       4,100
    Payments on note
      payable - bank ...........         --          --          --      (4,100)
                                   --------    --------    --------    --------
  Net cash provided
    by financing activities ....          7          15        --        32,651
                                   --------    --------    --------    --------

Increase (decrease) in
   cash and cash equivalents ...       (315)       (152)       (978)        151
Cash and cash equivalents
   at beginning of period ......        466         618       1,596          --
                                   --------    --------    --------    --------
Cash and cash equivalents
   at end of period ............   $    151    $   (466)   $    618    $    151
                                   ========    ========    ========    ========


    The accompanying notes are an integral part of the financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (In thousands)

                                  General                 Class A      Class B     Total
                                  Partners'   Limited     Limited      Unpaid     Partners'
                                  Capital     Partners'   Partners'   Partners'    Capital
                                 (Deficit)     Capital     Capital     Capital    (Deficit)
                                 ---------     -------     -------     -------    ---------
Initial capital contribution ..   $    366    $ 36,080    $    100    $(28,620)   $  7,926
Offering costs (Note B) .......         --      (3,856)        (12)         --      (3,868)
Net Loss ......................        (22)     (2,166)         (6)         --      (2,194)
                                  --------    --------    --------    ---------    --------
   Balance at December 31, 1989        344      30,058          82     (28,620)      1,864

Capital paid during 1990 ......         --          --          --       8,336       8,336
Net Loss ......................        (60)     (5,950)        (16)         --      (6,026)
                                  --------    --------    --------    ---------    --------
   Balance at December 31, 1990        284      24,108          66     (20,284)      4,174

Capital paid during 1991 ......         --          --          --       9,719       9,719
Net Loss ......................        (64)     (6,296)        (17)         --      (6,377)
                                  --------    --------    --------    ---------    --------
   Balance at December 31, 1991        220      17,812          49     (10,565)      7,516

Capital paid during 1992 ......         --          --          --      10,521      10,521
Net Loss ......................        (80)     (7,903)        (21)         --      (8,004)
                                   --------    --------    --------    ---------    --------
   Balance at December 31, 1992        140       9,909          28         (44)     10,033

Capital refunded during 1993 ..         --          --          --          (5)         (5)
Net Loss ......................        (84)     (8,271)        (25)         --      (8,380)
                                  --------    --------    --------    ---------    --------
   Balance at December 31, 1993         56       1,638           3         (49)      1,648

Net Loss ......................        (12)     (1,213)         (3)         --      (1,228)
                                  --------    --------    --------    ---------    --------
   Balance at December 31, 1994         44         425          --         (49)        420

Capital paid during 1995 ......         --          --          --          15          15
Net Loss ......................         (1)        (85)         --          --         (86)
                                  --------    --------    --------    ---------    --------
   Balance at December 31, 1995         43         340          --         (34)        349

Capital paid during 1996 ......         --          --          --           7           7
Net Loss ......................       (212)       (340)         --          --        (552)
                                  --------    --------    --------    ---------    --------
   Balance at December 31, 1996   $   (169)   $     --    $     --    $    (27)   $   (196)
                                  ========    ========    ========    ========    ========


The accompanying notes are an integral part of the financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

Genzyme Development Partners, L.P. (the "Partnership"), a Delaware limited partnership was formed in September 1989 with the objective to develop, produce and derive income from the sale of products (the "Products" or the "Sepra Products") intended to be used to limit the incidence and severity of postoperative adhesions and, in arthroscopic procedures of the joints, as a synovial fluid replacement. These Products are based on hyaluronic acid ("HA"), a naturally occurring biopolymer with unique physical properties. In August 1996, Genzyme received marketing approval for the Partnership's first product, Seprafilm (TM), and commenced commercial sales of Seprafilm(TM) in the U.S. on behalf of a joint venture (the "Joint Venture" between Genzyme and the Partnership.

The Partnership has entered into agreements (described in Note C) with Genzyme Corporation ("Genzyme") for the development of these Products and for their manufacture and marketing.

The General Partner of the Partnership is Genzyme Development Corporation II, a wholly-owned subsidiary of Genzyme. The Partnership sold 735 Class A Limited Partnership interests and two Class B Limited Partnership interests for $50,000 per interest less discounts for certain interests. Each interest was sold with warrants to purchase 5,200 shares of Genzyme common stock. Effective December 1994, the stockholders of Genzyme approved the Genzyme Stock Proposal as described in Genzyme's Prospectus/Proxy Statement dated November 10, 1994 to redesignate Genzyme's Common Stock as General Division Common Stock on a two -for-one basis and to authorize a second class of common stock, designated as Tissue Repair Division Common Stock. Each warrant when exercised granted the holder two shares of General Division common stock and .135 of one share of Tissue Repair common stock. The warrants expired in October 1996.

Profits and losses of the Partnership are generally allocated 99% to the Limited Partners and 1% to the General Partner. After the Class A Limited Partners have received distributions aggregating 100% of their capital contribution to the Partnership, the Class B Limited Partner will be entitled to receive 5% of profits and losses allocated to the Class A Limited Partners. Losses allocable to the Limited Partners which excess of their capital contributions to the Partnership are allocated to the General Partner. In 1996, approximately $206,000 of losses allocable to the Limited Partners, but in excess of their capital contribution were re-allocated to Genzyme as the General Partner pursuant to the terms of the Partnership Agreement.

The Partnership has incurred net losses since inception and substantially all funding, except for a cash reserve of $0.2 million for general and administrative expenses, was spent by the end of the first quarter of 1994. The General Partner believes that substantial additional funds will be required to complete the development and clinical testing and commercialization of the remaining Sepra Products other than Seprafilm(TM). Genzyme is not obligated to provide such funding. However, Genzyme funded these activities in 1994, 1995 and 1996 and has committed to continue such funding at a level consistent with prior years and the budget program through December 31, 1997.

On January 30, 1996, Genzyme made a proposal to a special committee of the Board of Directors of the General Partner, offering to purchase substantially all of the assets of the Partnership for approximately $93 million payable in shares of Genzyme General Division Common Stock. Negotiations between Genzyme and the special committee did not result in a definitive agreement, however, and in May 1996, Genzyme withdrew its offer. The withdrawal of the offer did not affect the respective rights and obligations of the parties under any of the existing agreements between the parties.

NOTE B - ACCOUNTING POLICIES

 Accounting Method

 The financial statements have been prepared under the accrual method of accounting in conformity with generally accepted accounting principles.

 Fiscal Year End

 The General Partner has determined that the fiscal year end of the Partnership is December 31.

 Use of Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


NOTE B - ACCOUNTING POLICIES (continued)

   Investment in Joint Venture

   As described in Note C, the Partnership and Genzyme formed a joint venture in September 1989 that began to engage in business activities on August 17, 1996 commencement of operations. The Partnership accounts for its investment in the joint venture under the equity method and, therefore, reflects its share of the joint venture's losses in its statement of operations.

   Offering Costs

   Offering costs included selling commissions and related expenses (approximately $3,300,000) for selling the Limited Partnership units, legal fees (approximately $350,000) for providing legal opinions and preparing agreements and documents relating to the offering of Partnership units and various other fees and expenses relating to the offering.

   Organization and Start-up Costs

   Costs incurred in connection with the formation of the Partnership, which consist principally of legal fees incurred in preparing various agreements between the Partnership and Genzyme, were capitalized and amortized over a five-year period beginning with the date of formation of the Partnership and ending in 1994.

   Cash and Cash Equivalents

   Cash equivalents, consisting of non-government money market funds with initial maturities of three months or less, are valued at cost plus accrued interest which approximates market value.

   Research and Development Expenses

   Research and development charges are expensed as incurred.

   Income Taxes

   The Partnership's financial statements do not include a provision for income taxes. Taxes, if any, are the liability of the Limited Partners and the General Partner. Research and development expenditures have been reported as Internal Revenue Code Section 174 deductions on the Partnership's federal income tax return. There is, however, a possibility that the Internal Revenue Service may contend that such amounts should be treated as capitalized costs of obtaining and developing rights to the technology.

   Uncertainties

   The Partnership is subject to risks common to companies in the biotechnology industry, including but not limited to, development by the Partnership or its competitors of new technological innovations, protection of proprietary technology, and compliance with FDA government regulations.

NOTE C - AGREEMENTS WITH GENZYME CORPORATION

The Partnership has entered into the following agreements with Genzyme:

   Development Agreement

   The Development Agreement calls for Genzyme to develop products for the Partnership, to be used as surgical aids (the "Products") to limit the incidence and severity of postoperative adhesions and, in arthroscopic procedures, as a synovial fluid replacement. The Partnership was required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a ten percent (10%) management fee, up to the available Partnership funds. A non-refundable retainer fee of $1.5 million was paid by the Partnership to Genzyme when the Partnership commenced. The General Partner has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. Genzyme has no obligation to fund the program beyond the available Partnership funds but has done so after the available Partnership funds were expended in the first quarter of 1994 and has committed to provide such funding through 1997. Genzyme spent approximately $6.0 million, $6.4 million and $6.5 million on the Partnership's development programs in 1996, 1995 and 1994, respectively, and has committed to fund the programs through 1997 on a level consistent with previous years and the 1997 budget for the program.

   Cross License Agreement

   Under the Cross License Agreement, Genzyme granted the Partnership an exclusive, royalty free license to use all patent and technology rights owned or controlled by Genzyme to engage in the development and manufacture of the Products. The Partnership granted to Genzyme an exclusive license to use all patent rights and technology rights for all purposes other than use within the Field of Activity and within the Territory.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                        (A Development Stage Enterprise)
                         NOTES TO FINANCIAL STATEMENTS


NOTE C - AGREEMENTS WITH GENZYME CORPORATION (continued)

  The Partnership will receive a 5% royalty on sales of non-HA based competitive products by Genzyme within the United States and Canada.

  The Partnership also granted Genzyme an exclusive license to manufacture and market the products in Europe in exchange for a royalty of 6% of net revenues of European sales of the Products, payable to the extent necessary for the Partnership to pay projected distributions not otherwise funded through sales in the Territory.

  Joint Venture Agreement

  The Partnership and Genzyme formed the Joint Venture in September 1989 for the purpose of manufacturing and marketing the Sepra Products in the United States and Canada. The Joint Venture was not expected to engage in active business until receipt of FDA marketing approval for a Sepra Product. Following the receipt of such approval for Seprafilm(TM), the Joint Venture made its first commercial sale of Seprafilm(TM) in August 1996 (the "Business Commencement Date"). The Partnership has contributed to the Joint Venture the use of its technology and $200,000, and Genzyme has contributed its agreement to manufacture and market the Sepra Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency, to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture and to allow the use of such trademarks, tradenames and logos as the venturers shall determine to be necessary and advisable for manufacturing and marketing the Sepra Products within the Field of Activity. The Joint Venture purchases the products from Genzyme at cost, pursuant to a formula in the Joint Venture Agreement.

  The Joint Venture Agreement calls for the Partnership and Genzyme to determine, following the Business Commencement Date, the allocation of profits and losses between the parties and the level of reimbursement to Genzyme for providing general and administrative services to the Joint Venture.

  In March 1997, the Partnership and Genzyme amended and restated the Joint Venture Agreement (as so amended and restated, the "Amended and Restated Joint Venture Agreement") to address the matters that the original Joint Venture Agreement provided were to be agreed upon on or about the time of first commercial sale and to address certain other matters. The Amended and Restated Joint Venture Agreement is retroactive to August 17, 1996, the date of first commercial sale, and provides that:

  (1) losses generated by the Joint Venture are allocated (a) the first $200,000 to the Partnership and then (b) 40% to the Partnership and 60% to Genzyme, provided however, that to the extent a loss allocated to the Partnership would, pursuant to the terms of the Partnership Agreement, be allocated to the General Partner rather than the limited partners, such loss is allocated 100% to Genzyme; and

  (2) profits are allocated (a) the first $5,600,000 to the Partnership, (b) the next $8,400,000 to Genzyme and (c) thereafter, 40% to the Partnership and 60% to Genzyme.

  The Amended and Restated Joint Venture Agreement also provides that Genzyme will receive no reimbursement for the general and administrative services it provides to the Joint Venture until the first year in which the Joint Venture generates revenues in excess of $25,000,000, at which time, Genzyme will receive a quarterly commission equal to 10% of the Joint Venture's revenues for such quarter. In connection with arriving at agreement on the foregoing matters, the parties also agreed to amend the Joint Venture Agreement to provide the Partnership with enhanced oversight mechanisms, including an audit right, and to eliminate Genzyme's unilateral right to withdraw from the Joint Venture.

  The Joint Venture will be dissolved (a) upon Genzyme's purchase of all of the limited partnership interests, (b) if Genzyme does not exercise its option to purchase the limited partnership interests (as described below) (i) upon the sale, license or other disposition of all or a substantial part of its technology by the Partnership or (ii) upon 90 days' notice by either venturer at any time after the expiration of a one-year period commencing after Genzyme's option to purchase the limited partnership interests expires, whichever shall first occur (c) by operation of law, (d) upon the bankruptcy, retirement, withdrawal or dissolution of Genzyme, (e) upon the mutual consent of Genzyme and the Partnership, or (f) upon the election by the Partnership if Genzyme shall fail to establish to the satisfaction of the Partnership that it is capable of and has undertaken to manufacture the Joint Venture's requirements for the Sepra Products for a specified period.

  Condensed financial information of the Joint Venture is summarized below:

                                                             Period from
                                                           August 17, 1996
                                                            (commencement
                                                           of operations)
                                                         through December 31,
(Dollars in thousands)                                          1996
-------------------------------------------------------------------------------
Revenue ..................................................     $  435
Operating expenses .......................................     (2,914)
Net loss .................................................     (2,479)

                                                             December 31,
(Dollars in thousands)                                          1996
-------------------------------------------------------------------------------
Payable to Genzyme, net ..................................     $ 2,279
Joint venturer's capital(deficit)-Genzyme ................      (2,279)
Joint venturer's capital-GDP .............................       --


  Marketing and Distribution Agreement and Tax Indemnification Agreement.

  In connection with negotiating the Amended and Restated Joint Venture Agreement, the Joint Venture entered into an exclusive marketing and distribution agreement (the "Marketing and Distribution Agreement") with Genzyme, whereby Genzyme will act as sole distributor of the Sepra Products for the Joint Venture. The Joint Venture agreed to sell Sepra Products to Genzyme at the price at which Genzyme is selling the applicable products to the end-user less a distributor's discount (subject to a minimum purchase price) and also agreed to reimburse Genzyme for certain costs incurred in connection with market introduction of the Sepra Products. The economic terms of the Marketing and Distribution Agreement are intended to be substantially similar to those applicable if Genzyme provided such services in its capacity as a venturer rather than as a distributor. At the request of a special committee of directors of the General Partner consisting of the two directors who are not affiliated with Genzyme, Genzyme also entered into a tax indemnification agreement (the "Tax Indemnification Agreement") with the Partnership in which Genzyme agreed, subject to certain limitations, to indemnify the limited partners against loss of the benefits of certain research and development deductions certain limited partners have taken (net of potential tax savings due to any resultant higher tax basis in the limited partnership interests). The Tax Indemnification Agreement can be waived by the Partnership in connection with a purchase of the Partnership by Genzyme.

  Partnership Purchase Option Agreement

  The Partnership Purchase Option Agreement grants Genzyme the option to purchase the limited partnership interests during the 90-day period commencing on the last day of the forty-eighth month after the first commercial sale of a Product by the Joint Venture, but such commencement date will be accelerated to the later of two years after the first commercial sale of a Product by the Joint Venture or after aggregate Joint Venture distributions to the Partnership are equal to at least fifteen percent of the total capital contribution of the limited partners. If Genzyme exercises the Partnership Purchase Option Agreement, each Limited Partner will receive approximately $35,000 per partnership unit, in cash, Genzyme common stock or any combination of the two. Additionally, the Limited Partners will receive quarterly royalty payments for a period of ten years after the buyout date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Exclusive management and control of the business of the Partnership is vested in the General Partner. Accordingly, the following information pertains to the directors and executive officers of the General Partner:

           Name                Age              Position
           ----                ---              --------

Henri A. Termeer.............  51      President and director since September
                                        1989
W. Gerald Austen, M.D..........  67      Director since February 1990
David J. McLachlan...........  58      Treasurer since June 1990
Alan E. Walts................  37      Director since September 1993
Peter N. Reikes..............  37      Director since February 1996

     Directors of the General Partner are elected annually by Genzyme, its sole stockholder, and each officer's term of office extends until the meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

     Pursuant to a voting agreement between Genzyme and PaineWebber R&D Partners II, L.P., (the "Fund"), the holder of 15% of the Class A Limited Partnership Interests, Genzyme has agreed to nominate and vote its shares for the election of directors such that at least half of the directors of the General Partner consist of persons designated by the Fund. Mr. Reikes and Dr. Austen are the directors designated by the Fund. Directors designated by the Fund may not be removed without the written approval of the Fund. No mechanism has been provided to resolve a deadlock on the Board of Directors.

     Mr. Termeer has served as President and a director of the General Partner since September 1989. Mr. Termeer has been President of Genzyme since October 1983, Chief Executive Officer of Genzyme since December 1985 and Chairman of the Board of Genzyme since May 1988. For ten years prior to joining Genzyme, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is Chairman of the Board of Directors of Genzyme Transgenics Corporation and, until its acquisition by Genzyme in December 1996, was Chairman of the Board of Neozyme II Corporation. Mr.
Termeer is also a director of Abiomed, Inc., AutoImmune Inc., Diacrin, Inc. and GelTex Pharmaceuticals., Inc., and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

     Dr. Austen has served as a director of the General  Partner since  February
1990.  Dr.  Austen  currently  is  Surgeon-in-Chief  at  Massachusetts   General
Hospital, a position he has held since 1969 and is also President and Chief Executive Officer of the Massachusetts General Physicians Organization. In addition, Dr. Austen is the Edward D. Churchill Professor of Surgery at the Harvard Medical School. Dr. Austen is also a director of Abiomed, Inc.

     Mr. McLachlan has served as Treasurer of the General Partner since June 1990. He served as Executive Vice President, Finance since September 1996. Mr. McLachlan served as Senior Vice President, Finance from 1989 to September 1996 and has held the position of Chief Financial Officer since 1989. Prior to joining Genzyme, he served for more than five years as Vice President of Finance for Adams-Russell Electronics, Inc., a defense electronics
manufacturer,   and  Adams-Russell  Co.,  Inc.,  a  cable television  company.
Mr. McLachlan is a director of HearX, Ltd., a company providing products and services to the hearing impaired.

     Dr. Walts has served as a director of the General Partner since September 1993 and has been employed by Genzyme since July 1986. Since September 1996 he has been President of Genzyme's Pharmaceuticals Division and from May 1993, he served as Vice President and General Manager of Genzyme's Pharmaceuticals Division. Prior to that, he held various positions in Genzyme's research and development organization, including Program Manager of the Partnership's development program.

     Mr. Reikes has served as a director of the General Partner since February 1996. He is a Managing Director of the Health Care Group within the Investment Banking Division of PaineWebber Incorporated. Mr. Reikes joined PaineWebber in 1985. Mr. Reikes is a director of the corporate general partners of Alkermes Clinical Partners, L.P., Cephalon Clinical Partners, L.P., Gensia Clinical Partners, L.P. and Repligen Clinical Partners, L.P.

EXCHANGE ACT SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     The executive officers and directors of the General Partner are required under Section 16(a) of the Exchange Act to file reports of ownership of Partnership securities and changes in ownership with the Securities and Exchange Commission. Copies of those reports must be furnished to the Company.

     Based solely on a review of the copies of reports furnished to the Partnership and written representations that no other reports were required, the General Partner believes that during 1996 the executive officers and directors of the General Partner complied with all applicable Section 16(a) filing requirements, except that Mr. Reikes reported on March 4, 1997 a Form 3 which was due in February 1996.

ITEM 11. EXECUTIVE COMPENSATION

     The directors and officers of the General Partner other than Dr. Austen, who is paid $2,500 for each meeting of the Board of Directors, do not receive any compensation or benefits from the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Partnership's securities by persons known to the Partnership to be beneficial owners of more than 5% of any class of Partnership interests. No directors or officers of the Partnership own any securities of the Partnership.


          Title                                Amount and Nature of   Percentage
        of Class         Beneficial Owner      Beneficial Ownership    of Class
        --------         ----------------      --------------------   ----------

General Partner       Genzyme Development           One General         100.0%
Interest              Corporation II                Partner Interest
                      One Kendall Square
                      Cambridge, MA 02139

Class B Limited       PaineWebber Development       Two Class B         100.0%
Partnership Interest  Corporation                   Limited Partner
                      1285 Avenue of the Americas    Interests
                      New York, NY 10019

Class A Limited       PaineWebber R&D               111 Class A          15.1%
Partnership Interest  Partners II, L.P.             Limited Partner
                      1285 Avenue of the Americas    Interests
                      New York, NY 10019

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Termeer and Mr. McLachlan are executive officers of Genzyme. The Partnership is a party to certain agreements with Genzyme, the contents of which are summarized in Part I, Item 1 of this report under the caption "Relationship with Genzyme".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          The financial statements are listed under Item 8 of this Report.

     2.   Financial Statements Schedules

          None.

     3.   Exhibits

          The exhibits are listed below under Part IV, Item 14(c) of this report.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed  during the quarter  ended
     December  31, 1996.

(c)      Exhibits

Exhibit No.    Description
-----------    -----------

 3 Agreement of Limited Partnership dated as of September 13, 1989 between Genzyme Development Corporation II, as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to the Registration Statement of Genzyme Corporation on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.1 Cross License Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(bb) to Genzyme's Registration Statement on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.2 Development Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(cc) to Genzyme's Registration Statement on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.3 Partnership Purchase Option Agreement dated as of September 13, 1989 between Genzyme Corporation, Genzyme Development Corporation II, Genzyme Development Partners, L.P., each Class A Limited Partner and the Class B Limited Partner. Filed as Exhibit 10(dd) to Genzyme's Registration Statement on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.4 Partnership Purchase Agreement, undated and unexecuted, between Genzyme Corporation, Genzyme Development Corporation II, Genzyme Development Partners, L.P., each Class A Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration Statement on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.5 Joint Venture Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(ff) to Genzyme's Registration Statement on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.6 Amendment No. 1 to Development Agreement dated January 4, 1994 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993, File No. 0-14680, and incorporated herein by reference.

10.7 Notice dated January 4, 1994 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit 10.15 to Genzyme Corporation's Form 10-K for 1993, File No. 0-14680, and incorporated herein by reference.

10.8 Notice dated January 13, 1995 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit 10.16 to Genzyme Corporation's Form 10-K for 1994, File No. 0-14680, and incorporated herein by reference.

10.9 Notice dated February 22, 1996 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit 10.17 to Genzyme Corporation's Form 10-K for 1995, File No. 0-14680, and incorporated herein by reference.

99 Financial statements of Genzyme Ventures II for the year ended December 31, 1996. Filed herewith.

27.1           Financial Data Schedule. Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                               GENZYME DEVELOPMENT PARTNERS L.P.

                                     By:    GENZYME DEVELOPMENT CORPORATION II,
                                            General Partner

Date: March 31, 1997                        By:/s/ David J. McLachlan
                                               ----------------------
                                                   David J. McLachlan
                                                   Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature                   Title                             Date
---------                   -----                             ----

/s/ Henri A. Termeer        Director and Principal            March 31, 1997
-------------------------   Executive Officer
Henri A. Termeer


/s/ David J. McLachlan      Principal Financial and           March 31, 1997
-------------------------   Accounting Officer
David J. McLachlan


/s/ W. Gerald Austen        Director                          March 31, 1997
-------------------------
W. Gerald Austen


/s/ Peter N. Reikes         Director                          March 31, 1997
-------------------------
Peter N. Reikes


/s/ Alan E. Walts           Director                          March 31, 1997
-------------------------
Alan E. Walts

                             Exhibit Index

Exhibit                                                                  Page
  No.                             Description                             No.
  ---                             -----------                             ---

 3 Agreement of Limited Partnership dated as of September 13, 1989 between Genzyme Development Corporation II, as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to the Registration Statement of Genzyme Corporation on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.1 Cross License Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(bb) to Genzyme's Registration Statement on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.2 Development Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(cc) to Genzyme's Registration Statement on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.3 Partnership Purchase Option Agreement dated as of September 13, 1989 between Genzyme Corporation, Genzyme Development Corporation II, Genzyme Development Partners, L.P., each Class A Limited Partner and the Class B Limited Partner. Filed as Exhibit 10(dd) to Genzyme's Registration Statement on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.4 Partnership Purchase Agreement, undated and unexecuted, between Genzyme Corporation, Genzyme Development Corporation II, Genzyme Development Partners, L.P., each Class A Limited Partner and the Class B Limited Partner, as the case may be. Filed as Exhibit 10(ee) to Genzyme's Registration Statement on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.5 Joint Venture Agreement dated as of September 13, 1989 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10(ff) to Genzyme's Registration Statement on Form S-4, File No. 33-32343, and incorporated herein by reference.

10.6 Amendment No. 1 to Development Agreement dated January 4, 1994 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993, File No. 0-14680, and incorporated herein by reference.

10.7 Notice dated January 4, 1994 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit
               10.15 to Genzyme Corporation's Form 10-K for 1993, File No. 0-14680, and incorporated herein by reference.

10.8 Notice dated January 13, 1995 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit
               10.16 to Genzyme Corporation's Form 10-K for 1994, File No. 0-14680, and incorporated herein by reference.

10.9 Notice dated February 22, 1996 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit
               10.17 to Genzyme Corporation's Form 10-K for 1995, File No. 0-14680, and incorporated herein by reference.

99 Financial Statements of Genzyme Ventures II for the year ended December 31, 1996. Filed herewith.

27.1           Financial Data Schedule. Filed herewith.