Form 10-Q
period 1997-03-31
GENZYME DEVELOPMENT PARTNERS L P
filed 1997-05-15
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number 0-18554


                       GENZYME DEVELOPMENT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



         Delaware                                               04-3065192
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)



One Kendall Square, Cambridge, Massachusetts                      02139
(Address of principal executive offices)                        (Zip Code)


                                 (617) 252-7500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


Total number of pages in document - 54
Exhibit index is located on page 13.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                                                         PAGE NO.
                                                                                                         --------
PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                  Statements of Operations for the Three Months Ended March 31, 1997 and 1996...........    3

                  Balance Sheets as of March 31, 1997 and December 31, 1996.............................    4


                  Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996 ..........    5

                  Notes to Unaudited Condensed Financial Statements.....................................    6-8

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.....    9-10

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk................................    10

PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K..........................................................    11

Signatures    ..........................................................................................    12


NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for Genzyme Development Partners, L.P. (the "Partnership") contains forward-looking statements concerning the Partnership's expected future revenues, operations, and expenditures, and projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Partnership's products. These forward looking statements represent the expectations of the General Partner as of the filing date of this Form 10-Q. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products,
(ii) the content and timing of decisions made by the U.S. Food and Drug Administration and other agencies regarding the indications for which the Partnership's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products, (v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) continued funding of the Partnership's research and development programs by Genzyme Corporation, and (viii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Partnerships Annual Report on Form 10-K for the year ended December 31, 1996.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                    1997        1996
                                                    ----        ----

Royalty revenue from Genzyme Corporation .....    $    10       $  2


Costs and expenses:
   General and administrative ................         58         10
                                                  -------       ----
                                                      (48)        (8)

Investment income ............................          9          6
                                                  -------       ----
Net income (loss) ............................    $   (39)      $ (2)
                                                  =======       ====
Net income (loss) per partnership unit:

   Limited partners (based on 737 units) .....    $    --       $ (3)
                                                  =======       ====

   General partner (based on 1 unit) .........    $39,000       $(20)
                                                  =======       ====


        The accompanying notes are an integral part of these unaudited, condensed financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
BALANCE SHEETS
(UNAUDITED)

(In thousands)                                                              MARCH 31,    DECEMBER 31,
                                                                               1997         1996
                                                                              -----        -----
                                       ASSETS
Cash and cash equivalents .............................................       $ 168        $ 151
Royalties receivable from Genzyme Corporation .........................          10            8
Investment in Joint Venture (Note 5) ..................................          --           --
                                                                              -----        -----
   Total assets .......................................................       $ 178        $ 159
                                                                              =====        =====

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable to Genzyme Corporation (Note 5) ......................       $ 253        $ 245
Accrued expenses ......................................................         160          110
                                                                              -----        -----
   Total liabilities ..................................................         413          355
                                                                              -----        -----
Commitments and contingencies (Note 2) ................................          --           --
                                                                              -----        -----
Partners' capital (deficit) (including accumulated deficit of $32,836):
     General partner ..................................................        (208)        (169)
     Class A limited partners .........................................          --           --
     Class B limited partners .........................................          --           --
                                                                              -----        -----
                                                                               (208)        (169)
     Less: unpaid partners' capital....................................         (27)         (27)
                                                                              -----        -----
         Total partners' capital (deficit) ............................        (235)        (196)
                                                                              -----        -----
         Total liabilities and partners' capital ......................       $ 178        $ 159
                                                                              =====        =====


         The accompanying notes are an integral part of these unaudited, condensed financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   THREE MONTHS ENDED
(In thousands)                                                         MARCH 31,
                                                                    1997         1996
                                                                   -----        -----
Cash flow from operating activities:
    Net income (loss).......................................       $ (39)       $  (2)
    Reconciliation of net income (loss) to net cash provided
     by operating activities:
     Increase (decrease) in cash from working capital:
      Royalties receivable from Genzyme Corporation ........          (2)          --
      Accounts payable .....................................          58            8
                                                                   -----        -----
    Net cash provided by operating activities ..............          17            6
                                                                   -----        -----
Increase in cash and cash equivalents ......................          17            6
Cash and cash equivalents at beginning of period ...........         151          466
                                                                   -----        -----
Cash and cash equivalents at end of period .................       $ 168        $ 472
                                                                   =====        =====


         The accompanying notes are an integral part of these unaudited, condensed financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



1.       BASIS FOR PRESENTATION

         Genzyme Development, Partners, L.P. (the "Partnership"), a Delaware limited partnership was formed in September 1989 to develop, produce and derive income from the sale of products (the "Sepra Products") to be used to limit the incidence and severity of postoperative adhesions. These Products are based on hyaluronic acid ("HA"), a naturally occurring biopolymer with unique physical properties. In August 1996, Genzyme Corporation ("Genzyme") received marketing approval from the U.S. Food and Drug Administration ("FDA") for the Partnership's first product, Seprafilm (TM), and commenced commercial sales of Seprafilm(TM) in the U.S. on behalf of a joint venture (the "Joint Venture") between Genzyme and the Partnership.

         Per partnership unit information is based on the number of partnership units outstanding at the end of each period. Units outstanding have not changed since the date of capitalization of the Partnership.

         These unaudited, condensed financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of Securities and Exchange Commission.

         The financial statements for the three months ended March 31, 1997 and 1996 are unaudited but include, in the opinion of management, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.


2.       ACCOUNTING POLICIES

         The accounting policies, except as noted below, underlying the quarterly financial statements are those set forth in Note B of the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K").


3.       ROYALTY REVENUE RECOGNITION

         Pursuant to the European royalty provision in the Cross License Agreement, the Partnership recognizes royalty revenue due from Genzyme based on net revenues from the sales of Sepra Products in Europe.


4.       DEVELOPMENT AGREEMENT

         The Partnership's available funds were fully expended during the first quarter of 1994. Genzyme has no obligation to fund the Partnership's development program beyond the available Partnership funds but will fund the programs during 1997 at a level consistent with prior years and the 1997 budget for the programs at no expense to the Partnership.


5.       JOINT VENTURE AGREEMENT

         As previously reported in the 1996 10-K, the Partnership and Genzyme agreed to amend and restate the agreement governing the Joint Venture (as so amended and restated, the "Amended and Restated Joint Venture Agreement")

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



5.       JOINT VENTURE AGREEMENT (CONTINUED)

         The Amended and Restated Joint Venture Agreement provides, among other things, that Genzyme will make non-interest bearing loans to the Joint Venture to fund any working capital deficiency of the Joint Venture and will make capital contributions to the extent deemed necessary by the two ventures in connection with the business of the Joint Venture. Genzyme consolidates 100% of the losses of the Joint Venture funded by such loans or capital contributions. For the quarter ended March 31, 1997, the Joint Venture incurred net losses of approximately $0.7 million, due primarily to the costs associated with the U.S. market introduction of Seprafilm[TM], all of which were consolidated by Genzyme.

         The Joint Venture has incurred cumulative net losses of $3.2 million for the period from August 17, 1996 through March 31, 1997, of which $200,000 were funded by a capital contribution from and were allocated to the Partnership in the fourth quarter of 1996 and the remainder of which were consolidated by Genzyme.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



     6.   SUBSEQUENT EVENT

         On May 5, 1997, the General and Plastic Surgery Devices Panel of the FDA's Medical Devices Advisory Committee recommended that Genzyme not be granted approval to market Sepracoat(TM) coating solution for the reduction of adhesions in abdominal and pelvic surgery. Sepracoat(TM) is a liquid formulation of HA designed to reduce adhesion formation caused by indirect trauma, such as incidental abrasions from tissue handling or tissue drying due to exposure and is currently marketed in Europe by Genzyme. The panel agreed that the product appears to be safe, but indicated that Genzyme had not presented sufficient evidence of clinical effectiveness. The panel's recommendation will be considered in the FDA's final review of Genzyme's premarket approval application for Sepracoat(TM). The recommendation is not binding on the FDA, but the agency usually follows the advice of its panels. The panel's recommendation does not affect Seprafilm(TM), which received FDA approval in August 1996 and is marketed globally. Genzyme is considering options for further clinical studies of Sepracoat(TM), possibly in combination with Seprafilm(TM).

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                    For the Three Months Ended March 31, 1997



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion is a summary of the key factors the General Partner considers necessary in reviewing the Partnership's results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS

Net loss for the three months ended March 31, 1997 increased to $39,000 from a net loss of $2,000 in the three months ended March 31, 1996 due primarily to increased legal costs incurred by the Partnership related to the amendment and restatement of the joint venture agreement between the Partnership and Genzyme, offset by growth in the royalty revenue recognized by the Partnership related to European sales of the Sepra Products by Genzyme. Under the terms of the Cross License Agreement with Genzyme, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of the Sepra Products to the extent necessary to pay certain projected distributions to the partners in any year. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during 1997. In addition, administrative expenses declined 20% to $8,000 in the three months ended March 31, 1997 from $10,000 in the corresponding period of 1996 primarily due to a reduction in legal expenses incurred by the Partnership related to maintenance of its patents.

Investment income, including income which the Partnership recognizes related to changes in Partnership unit ownership ("Transfer Fee Income"), increased for the three months ended March 31, 1997 to approximately $9,000 from approximately $6,000 for the same period in 1996 due largely to a $7,000 increase in Transfer Fee Income in the first quarter of 1997. Excluding the effect of the increase in Transfer Fee Income, investment income declined to approximately $2,000 in the three months ended March 31, 1997 from approximately $6,000 in the corresponding period of 1996 due to lower average cash balances resulting primarily from the Partnership's contribution of $200,000 in cash to the Joint Venture in the fourth quarter of 1996.

FINANCIAL CONDITION

As of March 31, 1997, the Partnership had $168,000 in cash and cash equivalents. All of such funds are reserved for general and administrative expenses.

The Partnership's future profitability is primarily dependent upon the Joint Venture's sales of Sepra Products. As previously reported in the 1996 10-K, the Partnership and Genzyme amended and restated the Joint Venture Agreement (as so amended and restated, the "Amended and Restated Joint Venture Agreement") to provide, among other things, that Genzyme will make non-interest bearing loans to the Joint Venture to fund any working capital deficiency of the Joint Venture and will make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture.
Genzyme consolidates 100% of the losses of the Joint Venture funded by such loans or capital contributions. For the quarter ended March 31, 1997, the Joint Venture incurred net losses of approximately $0.7 million, due primarily to the costs associated with the U.S. market introduction of Seprafilm[TM], all of which were consolidated by Genzyme.

The General Partner believes that substantial additional funds will be required to complete the development, clinical testing and commercialization of SepraCoat[TM] and Sepragel[TM]. Genzyme has funded the research and development program for the Sepra Products on an annual basis since the first quarter of 1994, when all the available funds of the Partnership were substantially depleted. Genzyme is not obligated to fund additional development of the Sepra Products but will continue such funding during 1997 at a level consistent with prior years and the 1997 budget for the programs.

SUBSEQUENT EVENT

On May 5, 1997, the General and Plastic Surgery Devices Panel of the FDA's Medical Devices Advisory Committee recommended that Genzyme not be granted approval to market Sepracoat[TM] coating solution for the reduction of adhesions in abdominal and pelvic surgery. Sepracoat[TM] is a liquid formulation of HA designed to reduce adhesion formation caused by indirect trauma, such as incidental abrasions from tissue handling or tissue drying due to exposure and is currently marketed in Europe by Genzyme. The panel agreed that the product appears to be safe, but indicated that Genzyme had not presented sufficient evidence of clinical effectiveness. The panel's recommendation will be considered in the FDA's final review of Genzyme General's premarket approval application for Sepracoat[TM]. The recommendation is not binding on the FDA, but the agency usually follows the advice of its panels. The panel's recommendation does not affect Seprafilm[TM], which received FDA approval in August 1996 and is marketed globally. Genzyme is considering options for further clinical studies of Sepracoat[TM], possibly in combination with Seprafilm[TM].


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1997



PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1 Amended and Restated Joint Venture Agreement between the Partnership and Genzyme. Filed herewith.

                           10.2 Tax Indemnification Agreement between the Partnership and Genzyme. Filed herewith.

                           10.3 Marketing and Distribution Agreement by and between Genzyme and Genzyme Ventures II. Filed herewith.

                           27       Financial Data Schedule for Genzyme
                                    Development Partners, L.P. (for EDGAR filing purposes only).

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ending March 31, 1997.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1997


                                   SIGNATURES

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




                                  GENZYME DEVELOPMENT PARTNERS, L.P.
                                  (Registrant)

                                  By:  GENZYME DEVELOPMENT CORPORATION II
                                  General Partner


DATE:      May 14, 1997           By: /s/ David J. McLachlan
                                      -----------------------
                                      David J. McLachlan
                                      Duly Authorized Officer and
                                      Principal Financial Officer

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1997



                                 EXHIBIT INDEX

Exhibit
  No.                                 Description                                   Page No.
  ---                                 -----------                                   --------
   10.1           Amended and Restated Joint Venture Agreement between               14-40
                    the Partnership and Genzyme.  Filed herewith.

   10.2           Tax Indemnification Agreement between the Partnership              41-45
                    and Genzyme.  Filed herewith.

   10.3           Marketing and Distribution Agreement by and between                46-52
                    Genzyme and Genzyme Ventures II.  Filed herewith.

   27             Financial Data Schedule for Genzyme Development                    54
                    Partners, L.P. (for EDGAR filing purposes only).
                    Filed herewith.