Form 10-Q
period 1997-06-30
GENZYME DEVELOPMENT PARTNERS L P
filed 1997-08-14
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_______ to________


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

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                                               PAGE NO.
                                                                                                               --------
PART I.         FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                  Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996.........         3

                  Balance Sheets as of June 30, 1997 and December 31, 1996...................................         4

                  Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996...................         5

                  Notes to Unaudited Financial Statements....................................................         6


ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations........         7

ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk...................................         8

PART II.        OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K.............................................................         9

Signatures      .............................................................................................        10


NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for Genzyme Development Partners, L.P., a Delaware limited partnership (the "Partnership"), contains forward-looking statements concerning the Partnership's expected future revenues from and plans for marketing of the Partnership's products. These forward looking statements represent the expectations of the General Partner as of the filing date of this Form 10-Q. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration (the "FDA") and other agencies regarding the indications for which the Partnership's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products, (v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) continued funding of the Partnership's research and development programs by Genzyme Corporation ("Genzyme"), and (viii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K").

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                    ------------------       ------------------
                                                     1997       1996         1997         1996
                                                    -----       ------       -----        -----
Royalty revenue from Genzyme Corporation ...        $     15    $   7         $     25    $   9

Costs and expenses:
   General and administrative ..............              41       53               99       63
                                                    --------    -----         --------    -----
Operating loss..............................             (26)     (46)             (74)     (54)

Investment income ..........................               4        9               13       15
                                                    --------    -----         --------    -----
Net loss ..........................                 $    (22)   $ (37)        $    (61)   $ (39)
                                                    ========    =====         ========    =====
Net loss per partnership unit:

     Limited partners (based on 737 units) .        $     (0)   $ (50)        $     (0)   $ (52)
                                                    ========    =====         ========    =====

     General partner (based on 1 unit) .....        $(22,000)   $(370)        $(61,000)   $(390)
                                                    ========    =====         ========    =====


        The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                                 BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                               JUNE 30,   DECEMBER 31,
                                                                   1997           1996
                                                                  -----          -----
                               ASSETS

Cash and cash equivalents ...................................     $ 179          $ 151
Royalty receivable from Genzyme Corporation .................        18              8
                                                                  -----          -----
       Total assets .........................................     $ 197          $ 159
                                                                  =====          =====

                  LIABILITIES AND PARTNERS' CAPITAL


Accounts payable to Genzyme Corporation (Note 5) ............     $ 302          $ 245
Accrued expenses ............................................       152            110
                                                                  -----          -----
       Total liabilities ....................................       454            355

Commitments and contingencies (Note 2) ......................        --             --
                                                                  -----          -----
Partners' capital (deficit) (including accumulated deficit
 of $32,908):
    General partner .........................................      (230)          (169)
    Class A limited partners ................................        --             --
    Class B limited partners ................................        --             --
                                                                  -----          -----
                                                                   (230)          (169)
    Less: unpaid partners' capital ..........................       (27)           (27)
                                                                  -----          -----
       Total partners' capital (deficit) ....................      (257)          (196)
                                                                  -----          -----

       Total liabilities and partners' capital (deficit).....     $ 197          $ 159
                                                                  =====          =====


         The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                            ----------------
                                                                             1997       1996
                                                                            -----      -----
Cash flow from operating activities:
    Net loss ............................................................   $ (61)     $ (39)

    Reconciliation of net loss to net cash provided by operating activities:
       Increase (decrease) in cash from changes in working capital:
       Royalty receivable from Genzyme Corporation ......................     (10)        --
       Accounts payable and accrued expenses.............................      99         56
                                                                            -----      -----

    Net cash provided by operating activities ...........................      28         17
                                                                            -----      -----
Increase in cash and cash equivalents ...................................      28         17
Cash and cash equivalents at beginning of period ........................     151        466
                                                                            -----      -----

Cash and cash equivalents at end of period ..............................   $ 179      $ 483
                                                                            =====      =====


         The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                                  JUNE 30, 1997

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.       BASIS FOR PRESENTATION
         The Partnership was formed in September 1989 to develop, produce and derive income from the sale of products (the "Sepra Products") to be used to limit the incidence and severity of postoperative adhesions. The Sepra Products are based on hyaluronic acid ("HA"), a naturally occurring biopolymer with unique physical properties. In August 1996, Genzyme received marketing approval from the FDA for the Partnership's first product, Seprafilm(TM), and commenced commercial sales of Seprafilm(TM) in the U.S. on behalf of a joint venture (the "Joint Venture") between Genzyme and the Partnership.

         Per partnership unit information is based on the number of partnership units outstanding at the end of each period. Units outstanding have not changed since the date of capitalization of the Partnership.

         These unaudited financial statements should be read in conjunction with the 1996 10-K and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited but include, in the opinion of the General Partner, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.       DEVELOPMENT AGREEMENT
         The Partnership's available funds were fully expended during the first quarter of 1994. Genzyme has funded the development program for the Sepra Products on an annual basis since the first quarter of 1994, when all of the Partnership's available funds were substantially depleted. Genzyme is not obligated to fund additional development of the Sepra Products but will fund the program during 1997 at a level consistent with prior years and the 1997 budget for the program at no expense to the Partnership.

3.       JOINT VENTURE
         For financial accounting purposes, Genzyme consolidates 100% of the losses of the Joint Venture funded by its non-interest bearing loans or capital contributions. For the three and six months ended June 30, 1997, the Joint Venture incurred net losses of approximately $1.0 million and $1.7 million, respectively, due primarily to the costs associated with the U.S. market introduction of Seprafilm(TM).

         Condensed financial information of the Joint Venture is summarized below (in thousands)(1):

                                            For the          For the
                                         Three Months      Six Months
                                             Ended            Ended
                                        June 30, 1997     June 30, 1997
                                        -------------     -------------
         Revenues.....................    $   648            $ 1,054
         Operating expenses...........     (1,625)            (2,733)
         Net loss.....................       (977)            (1,679)

                                                               As of
                                                             June 30,
                                                               1997
                                                             --------
         Payable to Genzyme...............................   $ 3,958
         Joint venturer's capital (deficit)-Genzyme.......    (3,958)
         Joint venturer's capital (deficit)-GDP...........        --

(1) The Joint Venture began to engage in business activities on August 17, 1996 (date of commencement of operations) and, therefore, comparative condensed financial information for the three and six months ended June 30, 1996 (prior to the commencement of operations) is not presented.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
The following discussion is a summary of the key factors the General Partner considers necessary in reviewing the Partnership's results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS
Net loss for the three months ended June 30, 1997 declined 41% to $22,000 as compared to the corresponding period in 1996 due primarily to a 114% increase in royalty revenue recognized by the Partnership on European sales of the Sepra Products by Genzyme and a reduction in legal expenses incurred by the Partnership related to the maintenance of its patents. Net loss for the six months ended June 30, 1997 increased 56% to $61,000 in comparison to the same period in 1996 due primarily to increased legal costs incurred by the Partnership related to the amendment and restatement of the joint venture agreement between the Partnership and Genzyme, which costs were partially offset by growth in royalty revenue related to Genzyme's European sales of the Sepra Products. Under the terms of the Cross License Agreement with Genzyme, the Partnership is entitled to receive a royalty equal to 6% of net revenues recognized by Genzyme from the European sales of the Sepra Products to the extent necessary to pay certain projected distributions to the partners in any year. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during 1997.

Investment income, including income which the Partnership receives from Partnership unit holders related to changes in Partnership unit ownership ("Transfer Fee Income"), decreased for the three and six months ended June 30, 1997 to approximately $4,000 and $13,000, respectively, from approximately $9,000 and $15,000 for the corresponding periods in 1996, due largely to a decrease in Transfer Fee Income in the second quarter of 1997. Excluding the effect of the decrease in Transfer Fee Income, investment income declined to approximately $2,000 and $4,000 in the three and six months ended June 30, 1997, respectively, from $6,000 and $11,000 in the corresponding periods of 1996 due to lower average cash balances resulting primarily from the Partnership's contribution of $200,000 in cash to the Joint Venture in the fourth quarter of 1996.

FINANCIAL CONDITION
As of June 30, 1997, the Partnership had $179,000 in cash and cash equivalents which is reserved for general and administrative expenses.

The Partnership's future profitability is primarily dependent upon the Joint Venture's sales of the Sepra Products. Under the Amended and Restated the Joint Venture Agreement, Genzyme has agreed, during the term of the Joint Venture, to make non-interest bearing loans to the Joint Venture to fund any working capital deficiency of the Joint Venture and to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture. For the three and six months ended June 30, 1997, Genzyme funded Joint Venture net losses of approximately $1.0 million and $1.7 million, respectively, due primarily to the costs associated with the U.S. market introduction of Seprafilm(TM).

On May 5, 1997, the General and Plastic Surgery Devices Panel of the FDA Medical Devices Advisory Committee recommended that Genzyme not be granted approval to market Sepracoat(TM) coating solution for the reduction of adhesions in abdominal and pelvic surgery. Genzyme has since withdrawn the pre-market approval application for Sepracoat(TM). Although there are no current plans to submit a new application, Genzyme General plans to continue to market Sepracoat(TM) in Europe.

The General Partner believes that substantial additional funds will be required to complete the development, clinical testing and commercialization of Sepracoat(TM) and Sepragel(TM). Genzyme has funded the research and development program for the Sepra Products on an annual basis since the first quarter of 1994, when all the available funds of the Partnership were substantially depleted. Genzyme is not obligated to fund additional development of the Sepra Products but will continue such funding during 1997 at a level consistent with prior years and the 1997 budget for the programs.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Not Applicable

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1997



PART II.         OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)    Exhibits

                        See the Exhibit Index following the signature page to this Form 10-Q.

                 (b)    Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ending June 30, 1997.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1997




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




                                    GENZYME DEVELOPMENT PARTNERS, L.P.
                                    (Registrant)

                                    By: GENZYME DEVELOPMENT CORPORATION II
                                    General Partner


DATE: August 14, 1997               By: /s/ DAVID J. MCLACHLAN
                                       --------------------------------------
                                        David J. McLachlan
                                        Duly Authorized Officer and
                                        Principal Financial Officer

                      GENZYME DEVELOPMENT PARTNERS, L.P.
                           FORM 10-Q, JUNE 30, 1997


                                EXHIBIT INDEX

Exhibit
  No.                     Description                                Page No.
  ---                     -----------                                --------

  27         Financial Data Schedule for Genzyme Development            12
               Partners, L.P. (for EDGAR filing purposes only).
               Filed herewith.