Form 10-Q
period 1997-09-30
GENZYME DEVELOPMENT PARTNERS L P
filed 1997-11-14
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                          FORM 10-Q, SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                                                   PAGE NO.
PART I.         FINANCIAL INFORMATION

ITEM 1.         Financial Statements

                  Balance Sheets as of September 30, 1997 and December 31, 1996................................        3

                  Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996.....        4

                  Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996...............        5

                  Notes to Unaudited Financial Statements......................................................        6


ITEM 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations..........        7

ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk.....................................        7

PART II.        OTHER INFORMATION

ITEM 6.         Exhibits and Reports on Form 8-K...............................................................        8

Signatures      ...............................................................................................        9


NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for Genzyme Development Partners, L.P., a Delaware limited partnership (the "Partnership"), contains forward-looking statements concerning funding for product development and the Partnership's expected future revenues from and plans for marketing of the Partnership's products. These forward looking statements represent the expectations of the General Partner as of the filing date of this Form 10-Q. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration (the "FDA") and other agencies regarding the indications for which the Partnership's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products, (v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) continued funding of the Partnership's research and development programs by Genzyme Corporation ("Genzyme"), and (viii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 10-K").

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                                 BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)


                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                     1997           1996
                                                            -------------   ------------
                               ASSETS

Cash and cash equivalents ..............................        $ 195          $ 151
Royalty receivable from Genzyme Corporation ............           17              8
                                                                -----          -----
       Total assets ....................................        $ 212          $ 159
                                                                =====          =====

                  LIABILITIES AND PARTNERS' CAPITAL

Accounts Payable to Genzyme Corporation (Note 2) .......        $ 339          $ 245
Accrued expenses - other ...............................          128            110
                                                                -----          -----
       Total liabilities ...............................          467            355

Commitments and contingencies (Note 2) .................           --             --
                                                                -----          -----
Partners' capital (deficit):
    General partner ....................................         (228)          (169)
    Class A limited partners ...........................           --             --
    Class B limited partners ...........................           --             --
                                                                -----          -----
                                                                 (228)          (169)
    Less: unpaid partners' capital .....................          (27)           (27)
                                                                -----          -----
       Total partners' capital (deficit) ...............         (255)          (196)
                                                                -----          -----

       Total liabilities and partners' capital
         (deficit) .....................................        $ 212          $ 159
                                                                =====          =====



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                               ----------------------        -----------------------
                                                  1997           1996            1997           1996
                                               -------        -------        --------        -------
Royalty revenue from Genzyme Corporation ....  $    12        $     6        $     37        $    15

Costs and expenses:
   General and Administrative ...............       13            180             112            243
                                               -------        -------        --------        -------
Operating loss ..............................       (1)          (174)            (75)          (228)
                                               -------        -------        --------        -------

Investment income ...........................        3              7              16             22
                                               -------        -------        --------        -------

Net income (loss) ...........................  $     2        $  (167)       $    (59)       $  (206)
                                               =======        =======        ========        =======

Net income (loss) per partnership unit:

     Limited partners (based on 737 units) ..  $     0        $  (224)       $      0        $  (277)
                                               =======        =======        ========        =======

     General partner (based on 1 unit) ......  $ 2,000        $(1,670)       $(59,000)       $(2,060)
                                               =======        =======        ========        =======



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                   ------------------
                                                                                   1997          1996
                                                                                   ----          ----
Cash flow from operating activities:
    Net loss ....................................................................  $ (59)       $(206)

    Reconciliation of net loss to net cash provided by operating activities:
       Increase (decrease) in cash from changes in working capital:
       Royalty receivable from Genzyme Corporation ..............................     (9)          --
       Accounts payable to Genzyme Corporation ..................................     94           57
       Accrued expenses .........................................................     18           --
                                                                                   -----        -----

    Net cash provided (used) by operating activities ............................     44         (149)
                                                                                   -----        -----

Increase (decrease) in cash and cash equivalents ................................     44         (149)
Cash and cash equivalents at beginning of period ................................    151          466
                                                                                   -----        -----

Cash and cash equivalents at end of period ......................................  $ 195        $ 317
                                                                                   =====        =====



              The accompanying notes are an integral part of these
                        unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

         The financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited but include, in the opinion of the General Partner, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.       DEVELOPMENT AGREEMENT
         The Partnership's available funds were fully expended during the first quarter of 1994. Genzyme has funded the development program for the Sepra Products on an annual basis since the first quarter of 1994, when all of the Partnership's available funds were substantially depleted. Genzyme is not obligated to fund additional development of the Sepra Products but intends to fund the program during 1997 at no expense to the Partnership at a level consistent with prior years and the 1997 budget for the program.

3.       JOINT VENTURE AGREEMENT
         For financial accounting purposes, Genzyme consolidates 100% of the losses of the Joint Venture funded by its non-interest bearing loans or capital contributions. For the three and nine months ended September 30, 1997, the Joint Venture incurred net losses of approximately $0.8 million and $2.5 million, respectively, due primarily to the costs associated with the U.S. market introduction of Seprafilm(TM).

         Condensed financial information of the Joint Venture is summarized below (in thousands):


                                                For the              For the                For the
                                              Three Months          Nine Months           Period from
                                                 Ended                 Ended            August 17, 1996
                                            September 30, 1997   September 30, 1997   to September 30, 1996(1)
                                            ------------------   ------------------   ---------------------
         Revenues........................   $     925                 $ 1,979               $    127
         Operating cost and expenses.....      (1,714)                 (4,447)                (1,282)
         Net loss........................        (789)                 (2,468)                (1,155)


                                                                                               As of
                                                                                          September 30, 1997
                                                                                          ------------------
         Payable to Genzyme.....................................................                $4,747
         Joint venturer's capital (deficit) - Genzyme...........................                (4,747)
         Joint venturer's capital (deficit) - GDP...............................                   -


         (1) Comprehensive condensed financial information for the Joint Venture for the three and nine months ended September 30, 1996 represents the Joint Venture's business activities from August 17, 1996 (date of commencement of operations) through September 30, 1996.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
The following discussion is a summary of the key factors the General Partner considers necessary in reviewing the Partnership's results of operations, liquidity and capital resources.


RESULTS OF OPERATIONS
Net income for the three months ended September 30, 1997 increased to $2,000 as compared to a net loss of $167,000 in the corresponding period in 1996 due primarily to a 100% increase in royalty revenue recognized by the Partnership on European sales of the Sepra Products by Genzyme and a $167,000 reduction in administrative expenses incurred by the Partnership in the third quarter of 1996, of which $154,000 is attributable to legal costs incurred by the Partnership in connection with Genzyme's offer made in May 1996 to purchase substantially all of the assets of the Partnership (the "Offer"), which Offer was subsequently withdrawn, and $13,000 is related to a reduction in other administrative expenses. Net loss for the nine months ended September 30, 1997 decreased to $59,000 from $206,000 in the same period in 1996 due primarily to a 147% increase in royalty revenue and a $131,000 net decrease in administrative expenses, of which $154,000 is attributable to legal costs incurred by the Partnership in the third quarter of 1996 related to the Offer, offset in part by a $13,000 increase in legal expenses incurred by the Partnership related to the maintenance of its patents and a $10,000 increase in other administrative expenses. Under the terms of the Cross License Agreement with Genzyme, the Partnership is entitled to receive a royalty equal to 6% of net revenues recognized by Genzyme from the European sales of the Sepra Products to the extent necessary to pay certain projected distributions to the partners in any year. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during 1997.

Investment income, including income which the Partnership receives related to changes in Partnership unit ownership ("Transfer Fee Income"), decreased for the three months ended September 30, 1997 to $3,000 from approximately $7,000 in the corresponding period of 1996, due primarily to lower average cash balances and a slight decline in Transfer Fee Income. Investment income, including Transfer Fee Income, decreased for the nine months ended September 30, 1997 to approximately $16,000 from approximately $22,000 in the corresponding period of 1996, due largely to lower average cash balances offset in part by an increase in Transfer Fee Income in the second and third quarters of 1997. Excluding the effect of the changes in Transfer Fee Income, investment income declined to approximately $2,000 and $6,000 in the three and nine months ended September 30, 1997, respectively, from $5,000 and $16,000 in the corresponding periods of 1996 due to lower average cash balances resulting primarily from the Partnership's contribution of $200,000 in cash to the Joint Venture in the fourth quarter of 1996.

FINANCIAL CONDITION
As of September 30, 1997, the Partnership had $195,000 in cash and cash equivalents which is reserved for general and administrative expenses.

The Partnership's future profitability is primarily dependent upon the Joint Venture's sales of the Sepra Products. Under the Amended and Restated Joint Venture Agreement, Genzyme has agreed, during the term of the Joint Venture, to make non-interest bearing loans to the Joint Venture to fund any working capital deficiency of the Joint Venture and to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture. For the three and nine months ended September 30, 1997, Genzyme funded Joint Venture net losses of approximately $0.8 million and $2.5 million, respectively, due primarily to the costs associated with the U.S. market introduction of Seprafilm(TM).

The General Partner believes that substantial additional funds will be required to complete the development, clinical testing and commercialization of Sepracoat(TM). Genzyme has funded the research and development program for the Sepra Products on an annual basis since the first quarter of 1994, when all the available funds of the Partnership were substantially depleted. Genzyme is not obligated to fund additional development of the Sepra Products but intends to continue such funding during 1997 at a level consistent with prior years and the 1997 budget for these programs.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                          FORM 10-Q, SEPTEMBER 30, 1997


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27 Financial Data Schedule for Genzyme Development Partners, L.P. (for EDGAR filing purposes only). Filed herewith.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ending September 30, 1997.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                          FORM 10-Q, SEPTEMBER 30, 1997




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




                                 GENZYME DEVELOPMENT PARTNERS, L.P.
                                 (Registrant)

                                 By:  GENZYME DEVELOPMENT CORPORATION II
                                 General Partner



DATE:      November 14, 1997     By: /s/ David J. McLachlan
                                     ---------------------------
                                     David J. McLachlan
                                     Duly Authorized Officer and
                                     Principal Financial Officer

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                          FORM 10-Q, SEPTEMBER 30, 1997



                                  EXHIBIT INDEX

Exhibit
  No.                              Description                          Page No.
-------                            -----------                          --------
  27            Financial Data Schedule for Genzyme Development
                Partners, L.P. (for EDGAR filing purposes only).           11
                Filed herewith.