Form 10-K
period 1997-12-31
GENZYME DEVELOPMENT PARTNERS L P
filed 1998-03-31
CIK 856312

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997         Commission File No. 0-18554

                       GENZYME DEVELOPMENT PARTNERS, L.P.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                       04-3065192

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   ONE KENDALL SQUARE
CAMBRIDGE, MASSACHUSETTS                                02139-1562

(Address of principal executive offices)                (Zip Code)

                                 (617) 252-7500

              (Registrant's telephone number, including area code)

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


--------------------------------------------------------------------------------

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-K for Genzyme Development Partners, L.P. (the "Partnership") contains forward-looking statements concerning the Partnership's expected future revenues, operations and expenditures, estimates of the potential markets for the Partnership's products, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Partnership's products and estimates of the capacity of manufacturing and other facilities to support such products. These forward looking statements represent the expectations of the General Partner as of the filing date of this Form 10-K. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration ("FDA") and other agencies regarding the indications for which the Partnership's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products, (v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) funding of the Partnership's general and administrative expenses and continued funding of the Partnership's research and development programs by Genzyme Corporation and (viii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

                                   PART I.

Item 1.  Business

     Genzyme Development Partners, L.P. (the "Partnership") was formed in 1989 to develop, produce and derive income from the sale in the United States and Canada of products (the "Sepra Products") to be used during surgical procedures primarily to limit the incidence and severity of postoperative adhesions. The Sepra Products are based on hyaluronic acid ("HA"), a biopolymer produced naturally by the body to lubricate and protect tissue.

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

     Genzyme Corporation ("Genzyme"), on behalf of a joint venture between the Partnership and Genzyme formed to manufacture and market the Partnership's products (the "Joint Venture"), launched Seprafilm(R) bioresorbable membrane broadly in the United States during the fourth quarter of 1996 after receipt of approval from the FDA in August 1996 to market Seprafilm(R) in any open abdominal or pelvic surgery. Genzyme also launched Seprafilm(R) in Europe during the second quarter of 1996 and in Canada. The Partnership is entitled to receive a royalty on European sales of the Sepra Products under certain conditions. In 1997, Genzyme also continued the development of an alternative formulation of Sepragel(TM) bioresorbable gel for use in laparoscopic surgery. Genzyme ceased development of Sepracoat(TM) coating solution for the U.S. market as a result of the recommendation of an advisory panel to the FDA in 1997 that Genzyme not be granted approval to market Sepracoat(TM) for the reduction of adhesions in abdominal and pelvic surgery. See "Business - Sepra Products Portfolio" and "Business - Relationship with Genzyme."

     Genzyme has no remaining contractual obligation to fund additional development of the Sepra Products. However, Genzyme currently intends to continue funding development of the Sepra Products during 1998 at a level consistent with prior years and the 1998 budget for the program. In addition, Genzyme currently intends to fund any administrative expenses in excess of the Partnership's available cash in 1998. See "Business - Relationship with Genzyme."

Sepra Products Portfolio

     The Partnership's development efforts are focused primarily on Seprafilm(R) and Sepragel(TM).

     Seprafilm (R)

     Seprafilm(R) is a solid formulation of modified HA that is used to separate and protect tissues and organs that have been damaged during surgery. During the third quarter of 1996, the FDA granted approval to market Seprafilm(R) in any open abdominal or pelvic surgery. Genzyme, on behalf of the Joint Venture, launched a broad U.S. marketing effort for Seprafilm(R) during the fourth quarter of 1996. Genzyme is initially targeting the top 300 hospitals that perform 27% of the colorectal and general abdominal surgeries in which Seprafilm(R) could be used in the United States. Genzyme is focusing on high-risk colorectal surgeries, where adhesions are a particular concern. As of December 31, 1997, in the United States, 258 of the 350 hospitals targeted by Genzyme had purchased Seprafilm(R), with 90% reordering.

     Internationally, Genzyme launched sales of Seprafilm(R) in Europe in 1996 after the product was granted the Approval of Conformity Certificate in accordance with the European Medical Devices Directive. Genzyme also launched sales of Seprafilm(R) in Canada and Israel in 1997 (a "CE Mark"). Japan granted Seprafilm(R) regulatory approval in 1997, and working with Kaken Pharmaceuticals Co., Ltd., Genzyme plans to launch Seprafilm(R) in Japan in 1998. The Partnership does not share in proceeds from sales outside of North America and Europe. Sales in Japan and Israel, consequently, do not result in revenue to the Partnership.

     Because Seprafilm(R) represents such a notable departure from the techniques of the past, Genzyme has faced challenges in establishing Seprafilm(R) as the new standard of care in the surgical industry. To improve its marketing efforts, Genzyme hired and trained 20 Seprafilm(R) sales specialists in 1997. Genzyme is also initiating a 1,700-patient, 22-center clinical trial, designed to measure long-term outcomes related to small bowel obstruction in patients who receive Seprafilm(R) during surgery compared to those who do not, thereby providing information about Seprafilm(R)'s cost effectiveness and role in reducing intestinal obstructions. Genzyme is also developing a second generation Seprafilm(R) product designed to have improved elasticity and ease of use that will be suitable for laparoscopic procedures. Genzyme currently plans to file a supplemental Pre-Marketing Approval application ("PMA") with the FDA and apply for a CE Mark for the second generation Seprafilm(R) product in 1998.

     The Partnership recognized revenues during 1997 of approximately $44,000 from royalties on Genzyme's European sales of Seprafilm(R).


     Sepragel(TM)

     Sepragel(TM) is a gel form of modified HA and, like Seprafilm(R), is intended to be used to separate and protect tissues and organs and thereby reduce adhesion formation resulting from direct surgical trauma. Sepragel(TM) is intended to be used in laparoscopic procedures and on tissue surfaces in open surgery that are inaccessible to Seprafilm(R). Genzyme is continuing development of an alternative formulation for Sepragel(TM) with improved properties. Additional patients are expected to be enrolled in the Phase I study in the next 12 months once work on the formulation is completed.


     Sepracoat(TM)

     Sepracoat(TM) is a liquid formulation of HA designed to coat tissues and organs during surgery and thereby reduce adhesions from indirect surgical trauma. Sepracoat(TM) was granted the CE Mark in 1996 and Genzyme initiated marketing efforts for Sepracoat(TM) in Europe during the fourth quarter of 1996. In 1997, an advisory panel of the FDA recommended that approval not be granted to market Sepracoat(TM) for the reduction of adhesions in abdominal and pelvic surgery. As a result, Genzyme ceased development of Sepracoat(TM) for the U.S. market.

Manufacturing

     On behalf of the Joint Venture and for its own use, Genzyme manufactures the starting material from which the Sepra Products are produced. Genzyme manufactures the material at its facilities in the U.K. and ships the material to the United States for finishing, testing, packaging and labeling. Genzyme believes that its U.K. facilities have adequate capacity to meet its worldwide market requirements for this starting material during the foreseeable future. Seprafilm(R) is produced at Genzyme's manufacturing facilities in Framingham, Massachusetts. Genzyme engaged a third party to provide the final finishing and sterile filling for Sepracoat(TM) on a commercial scale for European sales. During 1995, validation runs required for the Seprafilm(R) and Sepracoat(TM) PMAs were completed by Genzyme and the contractor and Genzyme's Seprafilm(R) facilities were inspected by the FDA. Genzyme's manufacturing plants in the U.S. and the U.K., together with those of the third party contractor, have been approved by the FDA and received ISO 9000 certification in 1996 to manufacture Seprafilm(R) and Sepracoat(TM).

Marketing

     The Partnership believes that the initial market opportunity for Seprafilm(R) in the U.S. comprises an estimated 3.1 million procedures annually, consisting of 1.8 million abdominal operations and 1.3 million gynecological operations. It is estimated that the Canadian market is roughly one-tenth the size of the U.S. market. The Partnership and Genzyme believe that the number of open abdominal and open pelvic procedures that carry a risk of postoperative adhesion-related complications in Europe is approximately 2.0 million surgeries per year.

     The Sepra Products will be purchased primarily by hospitals as surgical supplies. Accordingly, the Partnership and Genzyme believe that successful initial market penetration and subsequent maintenance of market share for the Sepra Products require a specialized hospital-based sales force. On behalf of the Joint Venture, Genzyme has deployed a sales force to accelerate market introduction of the Sepra Products in the United States and Europe. Genzyme's surgical products sales force markets products directly to cardiovascular, general and gynecologic surgeons and hospital purchasing departments throughout the United States and Europe. In addition, Genzyme hired and trained 20 sales representatives dedicated to selling Seprafilm(R) in 1997. Substantial additional efforts to educate surgeons and hospital administrators as to the desirability of reducing the incidence and extent of postoperative adhesions and the benefits of these products will be required in order for the products to penetrate target markets and gain broad market acceptance. There can be no assurance that Genzyme will be successful in its efforts to implement a commercialization strategy for the Sepra Products.

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

Relationship with Genzyme

     In connection with the Partnership's unit offering in November 1989, the Partnership entered into certain agreements with Genzyme which are summarized below. The summaries below are qualified in their entirety by the actual agreements, which are included as exhibits to this Annual Report on Form 10-K.

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

     The Partnership granted back to Genzyme an exclusive license to use all patent and technology rights developed under or otherwise acquired during the term of the Development Agreement (described below) for all purposes other than use within the Field of Activity and within the Territory. The licenses to Genzyme to use all such patent and technology rights outside of the Field of Activity and in the Field of Activity outside the Territory and Europe are royalty-free. The license to Genzyme to use such patents and technology rights in the Field of Activity within Europe is royalty-bearing. Accordingly, until the earlier of: (i) the date on which Genzyme exercises its rights under the Partnership Purchase Option Agreement (described below) and
(ii) December 31, 2019, the Partnership will receive a royalty of 6% of net revenues recognized from the sale of Sepra Products for use in the Field of Activity in Europe to the extent necessary to allow the Partnership to pay certain projected distributions to its partners in any year. The Partnership will also receive a royalty of 5% of all net revenues received by Genzyme and its affiliates from the sale of non-HA-based competitive products (defined in the Cross License Agreement) in the Field of Activity and in the Territory. Pursuant to the European royalty provision in the Cross License Agreement, Genzyme made royalty payments of approximately $51,000 to the Partnership in 1997, based on net revenues from sales of Seprafilm(R) and Sepracoat(TM) in Europe.

     Development Agreement. The Partnership entered into a Development Agreement with Genzyme to perform research, experimentation and development to produce products for use in the Field of Activity. For these services, the Partnership paid Genzyme in 1989 a non-refundable fee of $1,500,000 and also reimbursed Genzyme for its expenditures under the Development Agreement plus a fee equal to 10% of such expenditures, subject to a maximum expenditure of the capital contributions to the Partnership of the General Partner and the Limited Partners and the interest earned on such funds less the costs related to the offering of the Partnership units and certain other commitments and expenditures (the "Available Funds").

     The Development Agreement was scheduled to terminate upon Genzyme's expenditure of the Available Funds prior to receipt by the Partnership of FDA approval of any Sepra Product unless Genzyme, on that occasion and annually thereafter until receipt of such approval, contributed to the Partnership amounts sufficient to fund the development program for the following twelve month period. In January 1994, the Development Agreement was amended to provide that, in lieu of contributing the necessary funds to the Partnership, Genzyme could deliver to the Partnership an annual undertaking to continue the development program at no expense to the Partnership for each succeeding twelve-month period until FDA approval of any Sepra Product. Genzyme has delivered such an undertaking to the Partnership annually from when the Partnership's Available Funds were expended in March 1994 until February 1996. Seprafilm(R) received FDA approval in August 1996. As of March 1, 1997, Genzyme was no longer obligated to fund additional development of the Sepra Products. However, Genzyme intends to continue such funding during 1998 at a level consistent with prior years and the 1998 budget for the program as well as the Partnership's general and administrative expenses in excess of the Partnership's available cash in 1998.

     Joint Venture Agreement. The Partnership and Genzyme formed the Joint Venture in September 1989 for the purpose of manufacturing and marketing the Sepra Products in the Field of Activity in the Territory. The Joint Venture was not expected to engage in active business until receipt of FDA marketing approval for a Sepra Product. Following the receipt of such approval for Seprafilm(R), the Joint Venture made its first commercial sale of Seprafilm(R) in August 1996 (the "Business Commencement Date"). The Partnership has contributed to the Joint Venture the use of its technology and $1.7 million in cash, and Genzyme has contributed its agreement to manufacture and market the Sepra Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency, to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture and to allow the use of such trademarks, tradenames and logos as the venturers shall determine to be necessary and advisable for manufacturing and marketing the Sepra Products within the Field of Activity. The Joint Venture purchases the products from Genzyme at cost, pursuant to a formula in the Joint Venture Agreement.

     The original Joint Venture Agreement called for the Partnership and Genzyme to determine, following the Business Commencement Date, the allocation of profits and losses between the parties and the level of reimbursement to Genzyme for providing general and administrative services to the Joint Venture.

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

     Marketing and Distribution Agreement. In connection with negotiating the Amended and Restated Joint Venture Agreement, the Joint Venture entered into an exclusive marketing and distribution agreement (the "Marketing and Distribution Agreement") with Genzyme, whereby Genzyme acts as sole distributor of the Sepra Products for the Joint Venture. The Joint Venture agreed to sell Sepra Products to Genzyme at the price at which Genzyme is selling the applicable products to the end-user less a distributor's discount (subject to a minimum purchase price) and also agreed to reimburse Genzyme for certain costs incurred in connection with market introduction of the Sepra Products. The economic terms of the Marketing and Distribution Agreement are intended to be substantially similar to those applicable if Genzyme provided such services in its capacity as a venturer rather than as a distributor.

     Tax Indemnification Agreement. At the request of a special committee of directors of the General Partner consisting of the two directors who are not affiliated with Genzyme, Genzyme also entered into a tax indemnification agreement (the "Tax Indemnification Agreement") with the Partnership in which Genzyme agreed, subject to certain limitations, to indemnify the limited partners against loss of the benefits of certain research and development deductions certain limited partners have taken (net of potential tax savings due to any resultant higher tax basis in the limited partnership interests). The Tax Indemnification Agreement can be waived by the Partnership in connection with a purchase of the Partnership by Genzyme.

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

     Genzyme's option to purchase the limited partnership interests is exercisable during the 90-day period commencing on August 31, 2000, but such commencement date may be accelerated to the later of: (i) August 31, 1998 or
(ii) the last day of the first month in which the Partnership has received distributions from the Joint Venture in an aggregate amount of at least $5.5 million.

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

     The Partnership, through the exclusive license from Genzyme, has rights to three issued United States patents and three pending United States patent applications covering modified HA compositions. This technology is used in Seprafilm(R) and Sepragel(TM). The Partnership, also through the exclusive license from Genzyme, has rights to three issued United States patents and four pending United States patent applications that cover methods for using native HA solutions to coat body tissues prior to surgical manipulation. This technology is used in Sepracoat(TM).

     Various formulations and uses of HA have been the subject of numerous issued United States patents, one of which was previously unsuccessfully asserted against Genzyme. There can be no assurance that any other patent will not be asserted against the Partnership or Genzyme or that additional patents concerning HA will not be allowed or issued in the future which would require the Partnership to obtain licenses thereunder to make, use or sell the Sepra Products. Nor can there be any assurance as to the availability and cost of such licenses.

Government Regulation

     The Sepra Products require FDA approval prior to marketing in the United States. The Sepra Products are regulated as Class III "devices" in the United States since they are tissue protective agents which function as physical barriers.

     Products that are classified as Class III "devices" must receive formal FDA premarket approval before they can be sold commercially in the United States. The first stage of obtaining formal FDA premarket approval for this class of device is submission of an application for an investigational device exemption ("IDE"). The IDE permits clinical evaluation of products on human subjects under controlled experimental conditions by designated qualified medical institutions. The second stage of obtaining formal FDA premarket approval is the filing of a PMA. The PMA, which is submitted after clinical evaluations are completed under the IDE, requires a comprehensive report of all data and information obtained by the applicant throughout development and testing. The FDA will grant formal premarket approval if it finds that the safety and effectiveness of the product have been sufficiently demonstrated and that the product complies with all applicable performance and manufacturing standards. The FDA may require further clinical evaluation of the product, or it may grant marketing approval but restrict the number of devices distributed or require additional patient follow-up for an indefinite period of time.

     The data submitted to the FDA for the Sepra Products also should be sufficient to obtain marketing approval of the Sepra Products from the appropriate regulatory authorities in Canada after appropriate submission and review in that country. Approval to market Seprafilm(R) in Canada was obtained in this manner.

Research and Development Costs

     During its fiscal year ended December 31, 1997, the Partnership spent
$7.3 million on research and development activities, all of which was funded by Genzyme.

Employees

     The Partnership does not have any employees. The Partnership's business is conducted under various agreements with Genzyme. See Note C to the Genzyme Development Partners, L.P. Financial Statements set forth under Item 8 of this Form 10-K.
                                      -9-

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No public or other market exists or is expected to develop for ownership interests in the Partnership. Partnership interests are not transferable without the consent of the General Partner and satisfaction of certain other conditions contained in Article 8 of the Agreement of Limited Partnership (the "Partnership Agreement"). There were approximately 763 holders of record of Class A Partnership interests and 1 holder of Class B Partnership interests as of March 1, 1998.

There have been no cash distributions to the partners to date. Any distributions in the future will be made by the General Partner to the partners as soon as practicable after the end of each fiscal quarter, in proportion to the partners' respective adjusted capital contributions, subject to certain limitations as provided in the Partnership Agreement.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)            1997          1996           1995          1994        1993
--------------------------------------------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS DATA:

Royalty revenues ..............................     $      51      $      23      $  --      $     --      $     --

Costs and expenses:
Research and development (1) ..................            --             --         --           980         7,458
Management fee ................................            --             --         --           115           731
Amortization of organization and start-up costs            --             --         --            76
                                                                                                                114
Administrative expenses .......................           154            404        124            81           229
                                                    ---------      ---------      -----      --------      --------
Total operating costs and expenses ............           154            404        124         1,252         8,532
                                                    ---------      ---------      -----      --------      --------
Operating loss ................................          (103)          (381)      (124)       (1,252)       (8,532)

Other income (expenses):
Investment income ...............................          25             29         38            24           152
Equity in net loss of joint venture ...........          (908)          (200)      --            --            --
                                                    ---------      ---------      -----      --------      --------
Total other income (expenses) .................          (883)          (171)        38            24           152
                                                    ---------      ---------      -----      --------      --------
Net loss ......................................     $    (986)     $    (552)     $ (86)     $ (1,228)     $ (8,380)
                                                    =========      =========      =====      ========      ========
Net loss per partnership unit:
Limited partners -- based on 737 units (2) ....     $       0      $    (461)     $(116)     $ (1,650)     $(11,257)
                                                    =========      =========      =====      ========      ========
General partner -- based on 1 unit ............     $(986,000)     $(212,000)     $(860)     $(12,280)     $(83,800)
                                                    =========      =========      =====      ========      ========

Dividends - none

                                                                            DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                        1997           1996           1995           1994           1993
------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Working capital...................................     $(274)        $(196)           $349           $420         $1,572
Total assets......................................       631           159             466            618          1,983
Partners' capital (deficit).......................       318          (196)            349            420          1,648


(1) Genzyme has funded the Partnership's research and development activities since the first quarter of 1994, when all of the Partnership's funds available for research and development were depleted. Since that time, Genzyme has spent approximately $7.3 million on the Partnership's development programs in 1997, $6.0 million in 1996, $6.4 million in 1995 and $6.5 million in 1994. Genzyme currently intends to fund the programs through 1998 at a level consistent with prior years and the 1998 budget for the programs.

(2) The Limited Partners had no basis in their respective capital accounts and therefore no losses were allocated to the Limited Partners in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion is a summary of what the General Partner considers to be the key factors affecting the Partnership's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion represent the expectations of the General Partner as of the filing date of this Form 10-K. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to the risk and uncertainties described under the caption "Factors Affecting Future Operating Results." Partners and potential investors should consider carefully these risks and uncertainties in evaluating the Partnership's financial condition and results of operations.


RESULTS OF OPERATIONS

     The net loss for the year ended December 31, 1997 was $986,000 compared to losses of $552,000 and $86,000 for 1996 and 1995, respectively. In August 1996, Genzyme received marketing approval for the Partnership's first product, Seprafilm(R), and commenced commercial sales of Seprafilm(R) in the U.S. on behalf of the Joint Venture. Of the loss recorded in 1997, $908,000 was the result of the 40% of losses from the Joint Venture that were allocated to the Partnership pursuant to the Amended and Restated Joint Venture Agreement. In 1996, the net loss was due to administrative expenses of $404,000 and losses from the Joint Venture of $200,000. The loss from the Joint Venture in 1996 was limited to the Partnership's basis in the Joint Venture, which was $200,000. Losses in 1995 were attributable primarily to administrative expenses.

Under the terms of the Cross License Agreement, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of the Sepra Products under certain conditions. In 1997 and 1996, the Partnership earned $51,000 and $23,000, respectively, of royalty revenue based on European sales of the Sepra Products by Genzyme which began in late 1995. The only source of revenue in 1995 was the interest earned on Partnership capital contributions.

For the years ended December 31, 1997, 1996 and 1995, investment income earned by the Partnership amounted to $25,000, $29,000, and $38,000, respectively.

No research and development expenses were paid to Genzyme during 1997, 1996 or 1995. Genzyme has funded the Partnership's research and development activities since the first quarter of 1994, when all of the Partnership's funds available for research and development were depleted. Genzyme spent approximately $7.3 million on the Partnership's development programs in 1997 as compared to $6.0 million in 1996 and $6.4 million in 1995. Genzyme currently intends to fund the programs through 1998 at a level consistent with prior years and the 1998 budget for the programs.

Administrative expenses were $154,000, $404,000, and $124,000 in 1997, 1996 and
1995, respectively, and consisted primarily of legal fees. Of the $304,000 in legal costs incurred in 1996, $154,000 is attributable to legal costs incurred in evaluating and responding to Genzyme's offer to purchase substantially all the assets of the Partnership which was subsequently withdrawn. Genzyme currently intends to fund any administrative expenses in excess of the Partnership's available cash in 1998.


FINANCIAL CONDITION

As of December 31, 1997, the Partnership had $22,000 in cash and cash equivalents. All of such funds are reserved for general and administrative expenses.

The Partnership's future profitability is entirely dependent upon the Joint Venture's sales of the Sepra Products. The Joint Venture commenced operations following receipt of FDA marketing approval of Seprafilm(R) in August 1996. Seprafilm(R) is the first Sepra Product to obtain FDA marketing approval and was launched in the United States during the fourth quarter of 1996. Seprafilm(R) is being marketed in the United States and Canada by Genzyme on behalf of the Joint Venture. On May 5, 1997, the General and Plastic Surgery Devices Panel of the FDA's Medical Devices Advisory Committee recommended that Genzyme not be granted approval to market Sepracoat(TM) coating solution for the reduction of adhesions in abdominal and pelvic surgery. Genzyme subsequently withdrew the pre-market approval application for Sepracoat(TM). In December 1997, Genzyme decided to discontinue development of Sepracoat(TM) for the United States market.

In 1997, Genzyme contributed $1.5 million to the Partnership. Since inception, the Partnership has contributed to the Joint Venture the use of its technology and $1.7 million in cash, including an investment of $1.5 million that was made in 1997. Genzyme has contributed its agreement to manufacture and market the Sepra Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency and to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture.

Pursuant to the terms of the Amended and Restated Joint Venture Agreement, the Partnership will receive the first $5.6 million in profits generated by the Joint Venture, Genzyme will receive the next $8.4 million in profits and, thereafter, Genzyme and the Partnership will receive a 60% and 40% share, respectively, in the profits of the Joint Venture. The first $200,000 of the Joint Venture's losses are allocated to the Partnership and thereafter losses are allocated 40% to the Partnership and 60% to Genzyme except to the extent that any tax losses allocable to the Partnership would result in the allocation of such loss to the General Partner of the Partnership as a result of the Partnership's Limited Partners' capital account balance having been previously reduced to zero. In such an event, 100% of the losses, in excess of the first $200,000, are allocated to Genzyme.

In 1996, the Partnership's capital account was reduced to zero after the allocation of $200,000 in losses to the Partnership and, accordingly, 100% of the losses in excess of $200,000 were allocated to Genzyme. As a result of the Partnership's capital contributions of $1.5 million in cash to the Joint Venture in 1997, the Partnership was allocated 40% of the Joint Venture losses during 1997.

The Joint Venture's revenues from sales of the Sepra Products during 1997 were $3.2 million as compared to $0.4 million in 1996. For the years ended December 31, 1997 and 1996, the Joint Venture incurred net losses of $2.3 million and $2.5 million, respectively, primarily attributable to costs associated with the introduction and marketing of Seprafilm(R) to the healthcare marketplace. In 1997 and 1996, the Limited Partners' shares of the Partnership's losses exceeded the remaining Limited Partners' capital and, accordingly, approximately $976,000 and $206,000, respectively, of the Partnership's losses which would have been attributable to the Limited Partners were re-allocated to the General Partner pursuant to terms of the Partnership Agreement.


FACTORS AFFECTING FUTURE OPERATING RESULTS

REQUIREMENTS FOR ADDITIONAL FUNDING
Substantial additional funds will be required to complete the development and clinical testing of Sepragel(TM) and the other Sepra Products. Genzyme has funded the research and development program for the Sepra Products on an annual basis since the first quarter of 1994 when all of the funds of the Partnership available to develop its products were depleted. Genzyme currently intends to continue to provide such funding through 1998. Genzyme currently intends to fund administrative expenses in excess of the Partnership's available cash through 1998. Genzyme is not obligated to provide such funding after 1998.

NO ASSURANCE OF COMMERCIAL SUCCESS
Successful commercialization of the Sepra Products will depend on many factors, including the breadth of labeling claims allowed by the FDA, the response of surgeons to the data from clinical trials, market acceptance of the Sepra Products, Genzyme and the Joint Venture's ability to supply sufficient product to meet market demand, the degree to which third party reimbursement is available, and the number and relative efficacy of competitive products that may subsequently enter the market.

FDA APPROVAL
Sepragel(TM) will require additional FDA approval prior to marketing in the United States. There can be no assurance that such approval will be obtained or that the FDA will allow the labeling claims made for the Sepra Products or permit the marketing of these products for a broad range of applications.

MARKET ACCEPTANCE
The successful commercialization of the Sepra Products will require that surgeons become convinced of the efficacy of the products in reducing the formation of postoperative adhesions and incorporate the products as standard surgical practice in procedures where adhesions are a potential postoperative complication. Substantial additional efforts to educate surgeons and hospital administrators as to the benefits of these products will be required, however, in order for the products to penetrate target markets and gain broad market acceptance. There can be no assurance that the Sepra Products will gain such acceptance.

COMPETITION
The Sepra Products will face significant competition both from other HA-based products and from non-HA-based products intended to reduce adhesions resulting from surgical trauma. Competitors in the United States and elsewhere are numerous and include major pharmaceutical, chemical and biotechnology companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than the Partnership. These companies may succeed in developing products that are more effective that any that have been or may be developed by the Partnership and may also be more successful than Genzyme and the Joint Venture in producing and marketing these products.

YEAR 2000
Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Partnership relies upon Genzyme to provide general and administrative and other services, and the Joint Venture relies upon Genzyme to perform manufacturing, marketing and sales services, pursuant to certain agreements between Genzyme, the Partnership and the Joint Venture that involve the use of Genzyme's computer systems (see Note C to the Genzyme Development Partners, L.P. Financial Statements set forth under Item 8 of this Annual Report). Genzyme is assessing the internal readiness of its computer systems for handling the year 2000. Genzyme expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and the Partnership does not believe that the cost of such actions taken by Genzyme will have a material effect on the Partnership's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and Genzyme's inability to implement such changes could have an adverse effect on future results of operations of the Partnership.

NEW ACCOUNTING PRONOUNCEMENT
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Nos. 130 and 131. "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Partnerships' financial position, results of operations or earnings per share data as currently reported.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS

                                                                                                                  PAGE NO.
                                                                                                                  --------
Report of Independent Accountants...............................................................................    16

Balance Sheets - December 31, 1997 and 1996.....................................................................    17

Statements of Operations - For the Years Ended December 31, 1997, 1996 and 1995.................................    18

Statements of Cash Flows - For the Years Ended December 31, 1997, 1996 and 1995.................................    19

Statements of Changes in Partners' Capital (Deficit) - For the Years Ended December 31, 1997, 1996 and 1995.....    20

Notes to Financial Statements...................................................................................    21


All schedules are omitted since the required information is inapplicable or has been presented in the financial statements and related notes.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Genzyme Development Corporation II and Partners of Genzyme Development Partners, L.P.:

We have audited the financial statements of Genzyme Development Partners, L.P. (the "Partnership") listed on the index in Item 8 of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note A to the financial statements, the Partnership expended all available research and development funds in 1994. Genzyme Corporation, however, has funded the research on behalf of the Partnership since 1994 and has committed to fund research and administrative expenses in 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genzyme Development Partners, L.P., as of December 31, 1997 and 1996 and the results of its operations, its changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                /s/ COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
March 26, 1998

GENZYME DEVELOPMENT PARTNERS, L.P.
BALANCE SHEETS
(In thousands)

                                                                               DECEMBER 31,
                                                                            ----------------
                                                                             1997       1996
                                                                             ----       ----
ASSETS

Cash and cash equivalents .............................................     $  22      $ 151
Royalties receivable from Genzyme (Note C) ............................        17          8
Investment in Joint Venture (Note C) ..................................       592         --
                                                                            -----      -----
   Total assets .......................................................     $ 631      $ 159
                                                                            =====      =====


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable to Genzyme (Note C) ..................................     $ 234      $ 245
Accrued expenses ......................................................        79        110
                                                                            -----      -----
   Total liabilities ..................................................       313        355
                                                                            -----      -----

Commitments and contingencies (Note C) ................................        --         --

Partners' capital (deficit) (including accumulated deficit of $33,833):
     General partner ..................................................       345       (169)
     Class A limited partners .........................................        --         --
     Class B limited partners .........................................        --         --
                                                                            -----      -----
                                                                              345       (169)
     Less: unpaid partners' capital ...................................       (27)       (27)
                                                                            -----      -----
         Total partners' capital (deficit) ............................       318       (196)
                                                                            -----      -----

         Total liabilities and partners' capital (deficit) ............     $ 631      $ 159
                                                                            =====      =====


   The accompanying notes are an integral part of these financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1997              1996           1995
                                                            ----              ----           ----

Royalty revenue from Genzyme Corporation (Note C)        $      51         $      23            --

Costs and expenses:
   Administrative expenses ......................              154               404           124
                                                         ---------         ---------         -----
Operating loss ..................................             (103)             (381)         (124)

Equity in net loss of joint venture (Note C) ....             (908)             (200)           --
Investment income .................................             25                29            38
                                                         ---------         ---------         -----
       Total other income (expenses) ............             (883)             (171)           38
                                                         ---------         ---------         -----
Net loss ........................................        $    (986)        $    (552)        $ (86)
                                                         =========         =========         =====

Net loss attributable to each partnership unit:
   Limited Partners -- based on 737 units .......        $       0         $    (461)        $(116)
                                                         =========         =========         =====
   General Partner -- based on 1 unit ...........        $(986,000)        $(212,000)        $(860)
                                                         =========         =========         =====



   The accompanying notes are an integral part of these financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------
                                                                                1997           1996           1995
                                                                                ----           ----           ----

Cash Flow from Operating Activities:
  Net loss ...........................................................        $  (986)        $(552)        $ (86)
  Reconciliation of net loss to net cash used by operating activities:
   Equity in net loss of joint venture ...............................            908           200            --
   Increase (decrease) in cash from working capital:
    Royalties receivable from Genzyme Corporation ....................             (9)           (8)           --
    Accounts payable and accrued expenses ............................            (42)          238           (81)
                                                                              -------         -----         -----
   Net cash used by operating activities .............................           (129)         (122)         (167)

Cash Flow from Investing Activities:
   Investment in joint venture .......................................         (1,500)         (200)           --
                                                                              -------         -----         -----
  Net cash used by investing activities ..............................         (1,500)         (200)           --

Cash Flow from Financing Activities:
    Capital contributed by Genzyme ...................................          1,500            --            --
    Proceeds from issuance of partnership units ......................             --             7            15
                                                                              -------         -----         -----
  Net cash provided by financing activities ..........................          1,500             7            15

Decrease in cash and cash equivalents ................................           (129)         (315)         (152)
Cash and cash equivalents at beginning of period .....................            151           466           618
                                                                              -------         -----         -----
Cash and cash equivalents at end of period ...........................        $    22         $ 151         $ 466
                                                                              =======         =====         =====

   The accompanying notes are an integral part of these financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(In thousands)

                                          GENERAL          CLASS A          CLASS B                         TOTAL
                                         PARTNERS'         LIMITED          LIMITED         UNPAID         PARTNERS'
                                          CAPITAL         PARTNERS'        PARTNERS'       PARTNERS'        CAPITAL
                                         (DEFICIT)         CAPITAL          CAPITAL         CAPITAL        (DEFICIT)
                                         ---------         -------          -------         -------        ---------

Balance at December 31, 1994 ..            $   44           $ 425              $--            $(49)          $  420

Capital paid during 1995 ......                --              --               --              15               15
Net Loss ......................                (1)            (85)              --             --               (86)
                                           ------           -----              ---            ----           ------
   Balance at December 31, 1995                43             340               --             (34)             349

Capital paid during 1996 ......                --              --               --               7                7
Net Loss ......................              (212)           (340)              --              --             (552)
                                           ------           -----              ---            ----           ------
   Balance at December 31, 1996              (169)             --               --             (27)            (196)

Capital paid during 1997 ......             1,500              --               --              --            1,500
Net Loss ......................              (986)             --               --              --             (986)
                                           ------           -----              ---            ----           -----
   Balance at December 31, 1997            $  345           $  --             $--             $(27)          $  318
                                           ======           =====              ===            ====           ======



   The accompanying notes are an integral part of these financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

Genzyme Development Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in September 1989 with the objective to develop, produce and derive income from the sale of products (the "Sepra Products") intended to be used to limit the incidence and severity of postoperative adhesions. The Sepra Products are based on hyaluronic acid ("HA"), a naturally occurring biopolymer with unique physical properties. In August 1996, Genzyme Corporation ("Genzyme") received marketing approval from the U.S. Food and Drug Administration ("FDA") for the Partnership's first product, Seprafilm(R) bioresorbable membrane, and commenced commercial sales of Seprafilm(R) in the U.S. on behalf of Genzyme Ventures II (the "Joint Venture"), a joint venture between the Partnership and Genzyme.

The Partnership has entered into agreements (described in Note C) with Genzyme for the development of the Sepra Products and for their manufacture and marketing.

The General Partner of the Partnership is Genzyme Development Corporation II ("GDC II" or the "General Partner"), a wholly-owned subsidiary of Genzyme. The Partnership sold 735 Class A Limited Partnership interests and two Class B Limited Partnership interests for $50,000 per interest less discounts for certain interests. Each interest was sold with warrants to purchase 5,200 shares of Genzyme common stock subject to certain anti-dilution adjustments. The warrants expired in October 1996.

Profits and losses of the Partnership are generally allocated 99% to the Limited Partners and 1% to the General Partner. After the Class A Limited Partners have received distributions aggregating 100% of their capital contribution to the Partnership, the Class B Limited Partner will be entitled to receive 5% of profits and losses allocated to the Class A Limited Partners. Losses allocable to the Limited Partners in excess of their capital contributions to the Partnership are allocated to the General Partner. In 1997 and 1996, approximately $976,000 and $206,000, respectively, of losses allocable to the Limited Partners, but in excess of their capital contribution, were re-allocated to the General Partner pursuant to the terms of the Partnership Agreement.

The Partnership has incurred net losses since inception and substantially all funding, except for a cash reserve of $22,000 at December 31, 1997, for general and administrative expenses, was spent by the end of the first quarter of 1994. The General Partner believes that substantial additional funds will be required to complete the development and clinical testing and commercialization of the the Sepra Products. Genzyme funded these activities in 1994, 1995, 1996 and 1997 and currently intends to continue such funding through December 31, 1998. Genzyme also currently intends to fund administrative expenses in excess of the Partnership's cash through December 31, 1998.

On January 30, 1996, Genzyme made a proposal to a special committee of the Board of Directors of the General Partner, offering to purchase substantially all of the assets of the Partnership for approximately $93.0 million payable in shares of Genzyme General Division Common Stock. Negotiations between Genzyme and the special committee did not result in a definitive agreement, however, and in May 1996, Genzyme withdrew its offer. The withdrawal of the offer did not affect the respective rights and obligations of the parties under any of the existing agreements between the parties.


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

INVESTMENT IN JOINT VENTURE
As described in Note C, the Partnership and Genzyme formed a joint venture in September 1989 that began to engage in business activities on August 17, 1996 (commencement of operations). The Partnership accounts for its investment in the Joint Venture under the equity method and, therefore, reflects its share of the Joint Venture's losses in its statement of operations.

CASH AND CASH EQUIVALENTS
Cash equivalents, consisting of non-government money market funds with initial maturities of three months or less, are valued at cost plus accrued interest which approximates market value.

REVENUE RECOGNITION
The Partnership records royalty revenue upon the sale of the Sepra Products by Genzyme to third parties.

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

UNCERTAINTIES
The Partnership is subject to risks common to companies in the biotechnology industry, including, but not limited to, development by the Partnership or its competitors of new technological innovations, protection of proprietary technology, healthcare cost containment initiatives, product liability, market acceptance and new products and compliance with FDA government regulations.

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

NEW ACCOUNTING PRONOUNCEMENT
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") Nos. 130 and 131. "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Partnerships' financial position, results of operations or earnings per share data as currently reported.

NOTE C - AGREEMENTS WITH GENZYME CORPORATION

The Partnership has entered into the following agreements with Genzyme:

DEVELOPMENT AGREEMENT
The Development Agreement calls for Genzyme to develop the Sepra Products for the Partnership to be used as surgical aids to limit the incidence and severity of postoperative adhesions. The Partnership was required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a ten percent (10%) management fee, up to the available Partnership funds. A non-refundable retainer fee of $1.5 million was paid by the Partnership to Genzyme when the Partnership commenced. The General Partner has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. Genzyme has no obligation to fund the programs beyond the available Partnership funds but has done so after the available Partnership funds were expended in the first quarter of 1994. Genzyme spent approximately $7.3 million, $6.0 million and $6.4 million on the Partnership's development programs in 1997, 1996 and 1995, respectively, and currently intends to fund the programs through 1998 on a level consistent with previous years and the 1998 budget for the program.

CROSS LICENSE AGREEMENT
Under the Cross License Agreement, Genzyme granted the Partnership an exclusive, royalty free license to use all patent and technology rights owned or controlled by Genzyme to engage in the development and manufacture of the Sepra Products. The Partnership granted to Genzyme an exclusive license to use all patent rights and technology rights for all purposes other than use within the Field of Activity and within the Territory.

The Partnership will receive a 5% royalty on sales of non-HA based competitive products by Genzyme within the United States and Canada.

The Partnership also granted Genzyme an exclusive license to manufacture and market the products in Europe in exchange for a royalty of 6% of net revenues of European sales of the Sepra Products, payable to the extent necessary for the Partnership to pay projected distributions not otherwise funded through sales in the Territory.

JOINT VENTURE AGREEMENT
In March 1997, The Partnership and Genzyme reached agreement concerning the operation of and allocations of profits and losses from the Joint Venture. Under the terms of these agreements, Genzyme purchases product from the Joint Venture for resale by Genzyme as sole distributor for the Joint Venture. Genzyme purchases the products from the Joint Venture at Genzyme's price to the end-user less a distributor's discount (subject to a minimum price) and receives reimbursement for certain costs incurred in connection with the market introduction of the Sepra Products. Genzyme is not entitled to reimbursement for general and administrative services it provides to the Joint Venture until the first year in which the Joint Venture generates more than $25.0 million in revenues, at which time Genzyme will receive a quarterly commission for general and administrative services in an amount equal to 10% of the Joint Venture's gross revenues. Pursuant to the terms of the Amended and Restated Joint Venture Agreement, the Partnership will receive the first $5.6 million in profits generated by the Joint Venture, Genzyme will receive the next $8.4 million in profits and, thereafter, the Partnership and Genzyme will receive a 40% and 60% share, respectively, in the profits of the Joint Venture. The first $200,000 of the Joint Venture's losses are allocated to the Partnership and thereafter losses are allocated 40% to the Partnership and 60% to Genzyme except to the extent that any losses allocable to the Partnership would result in the allocation of such loss to the General Partner of the Partnership as a result of the Partnership's Limited Partners' capital account balance having been previously reduced to zero. In such an event, 100% of the losses, in excess of the first $200,000, are allocated to Genzyme. These financial statements reflect the terms of the Amended and Restated Joint Venture Agreement.

In 1997, Genzyme contributed $1.5 million to the Partnership. The Partnership has contributed its technology and $1.7 million to the Joint Venture and Genzyme has contributed its agreement to manufacture and market the Sepra Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency, to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture and to allow the use of such trademarks, tradenames and logos as the venturers shall determine to be necessary and advisable for manufacturing and marketing the Sepra Products within the United States and Canada. The Joint Venture began to engage in active business after receipt of FDA marketing approval for Seprafilm(R) on August 17, 1996 (commencement of operations). The allocation of the Joint Venture's losses for the year ending December 31, 1997 and losses for the period from August 17, 1996 through December 31, 1996 are pursuant to the terms of the Amended and Restated Joint Venture Agreement, which is retroactive to August 17, 1996. For the year ending December 31, 1997, the Joint Venture earned revenues of $3.2 million from the sales of Sepra Products and incurred net losses of $2.3 million due largely to the costs of marketing the Sepra Products in North America. In 1997, the net losses for the Joint Venture were allocated $908,000 to the Partnership and $1.4 million to Genzyme.

Condensed financial information of the Joint Venture is summarized below:

                                                                               PERIOD FROM
                                                                             AUGUST 17, 1996
                                                                             (COMMENCEMENT
                                                                 FOR THE      OF OPERATIONS)
                                                                YEAR ENDED       THROUGH
                                                               DECEMBER 31,    DECEMBER 31,
 (DOLLARS IN THOUSANDS)                                           1997             1996
 --------------------------------------------------------------------------------------------
 Revenues............................................           $ 3,210         $   435
 Operating expenses..................................            (5,479)         (2,914)
 Net loss............................................            (2,269)         (2,479)


                                                                       DECEMBER 31,
                                                                 -------------------------
 (DOLLARS IN THOUSANDS)                                           1997             1996
 ----------------------------------------------------------------------------------------
 Joint venturer's capital (deficit) - Genzyme........             1,108          (2,279)
 Joint venturer's capital-GDP........................               592              --


MARKETING AND DISTRIBUTION AGREEMENT
In connection with negotiating the Amended and Restated Joint Venture Agreement, the Joint Venture entered into an exclusive marketing and distribution agreement (the "Marketing and Distribution Agreement") with Genzyme, whereby Genzyme will act as sole distributor of the Sepra Products for the Joint Venture. The Joint Venture agreed to sell Sepra Products to Genzyme at the price at which Genzyme is selling the applicable products to the end-user less a distributor's discount (subject to a minimum purchase price) and also agreed to reimburse Genzyme for certain costs incurred in connection with market introduction of the Sepra Products. The economic terms of the Marketing and Distribution Agreement are intended to be substantially similar to those applicable if Genzyme provided such services in its capacity as a venturer rather than as a distributor.

TAX INDEMNIFICATION AGREEMENT
At the request of a special committee of directors of the General Partner consisting of the two directors who are not affiliated with Genzyme, Genzyme also entered into a tax indemnification agreement (the "Tax Indemnification Agreement") with the Partnership in which Genzyme agreed, subject to certain limitations, to indemnify the limited partners against loss of the benefits of certain research and development deductions certain limited partners have taken (net of potential tax savings due to any resultant higher tax basis in the limited partnership interests). The Tax Indemnification Agreement can be waived by the Partnership in connection with a purchase of the Partnership by Genzyme.

PARTNERSHIP PURCHASE OPTION AGREEMENT
The Partnership Purchase Option Agreement grants Genzyme the option to purchase the limited partnership interests during the 90-day period commencing on August 31, 2000, but such commencement date may be accelerated to the later of August 31, 1998 or the last day of the month in which the aggregate Joint Venture distributions to the Partnership are equal to at least $5.5 million. If Genzyme exercises the Partnership Purchase Option Agreement, each Limited Partner will receive approximately $35,000 per partnership unit, in cash, Genzyme common stock or any combination of the two. Additionally, the Limited Partners will receive quarterly royalty payments for a period of ten years after the buyout date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Exclusive management and control of the business of the Partnership is vested in the General Partner. Accordingly, the following information pertains to the directors and executive officers of the General Partner:

                  NAME                            AGE                           POSITION
                  ----                            ---                           --------
       Henri A. Termeer..........................  52       President and director since September 1989
       W. Gerald Austen, M.D.....................  68       Director since February 1990
       David J. McLachlan........................  59       Treasurer since June 1990
       Earl M. Collier, Jr.......................  51       Director since September 1997
       Peter N. Reikes...........................  38       Director since February 1996

Directors of the General Partner are elected annually by Genzyme, its sole stockholder, and each officer's term of office extends until the meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

Pursuant to a voting agreement between Genzyme and PaineWebber R&D Partners II, L.P. (the "Fund"), the holder of 15% of the Class A Limited Partnership Interests, Genzyme has agreed to nominate and vote its shares for the election of directors such that at least half of the directors of the General Partner consist of persons designated by the Fund. Mr. Reikes and Dr. Austen are the directors designated by the Fund. Directors designated by the Fund may not be removed without the written approval of the Fund. No mechanism has been provided to resolve a deadlock on the Board of Directors.

Mr. Termeer has served as President and a director of the General Partner since September 1989. Mr. Termeer has been President of Genzyme since October 1983, Chief Executive Officer of Genzyme since December 1985 and Chairman of the Board of Genzyme since May 1988. For ten years prior to joining Genzyme, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human health care products. Mr. Termeer is a member of the Board of Directors of Genzyme Transgenics Corporation and, until its acquisition by Genzyme in December 1996, was Chairman of the Board of Neozyme II Corporation. Mr. Termeer is also a director of ABIOMED, Inc., AutoImmune Inc., Diacrin, Inc., and GelTex Pharmaceuticals, Inc., and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

Dr. Austen has served as a director of the General Partner since February 1990. Dr. Austen currently is President and Chief Executive Officer of the Massachusetts General Physicians Organization. In addition, Dr. Austen is the Edward D. Churchill Professor of Surgery at the Harvard Medical School. Dr. Austen is also a director of ABIOMED, Inc.

Mr. McLachlan has served as Treasurer of the General Partner since June 1990. He has served as Executive Vice President, Finance of Genzyme since September 1996. Mr. McLachlan served as Senior Vice President, Finance from December 1989 to September 1996 and has held the position of Chief Financial Officer since 1989. Prior to joining Genzyme, he served for more than five years as Chief Financial Officer for Adams-Russell Electronics, Inc., a defense electronics manufacturer, and Adams-Russell Co., Inc., a cable television company. Mr. McLachlan is a director of HearX, Ltd., a company providing products and services to the hearing impaired.

Mr. Collier has served as a director of the General Partner since September 1997. He joined Genzyme in January 1997 as Senior Vice President, Health Systems and has served as Executive Vice President, Health Systems and Surgical Products since July 1997. Mr. Collier is responsible for Genzyme's surgical products business. Prior to joining Genzyme, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm Hogan & Hartson, which he joined in 1981.

 Mr. Reikes has served as a director of the General Partner since February 1996. He is a Managing Director of the Health Care Group within the Investment Banking Division of PaineWebber Incorporated. Mr. Reikes joined PaineWebber Incorporated in 1985. Mr. Reikes is a director of the corporate general partners of Alkermes Clinical Partners, L.P., Cephalon Clinical Partners, L.P., Gensia Clinical Partners, L.P. and Repligen Clinical Partners, L.P.

EXCHANGE ACT SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

The executive officers and directors of the General Partner are required under
Section 16(a) of the Exchange Act to file reports of ownership of Partnership securities and changes in ownership with the Securities and Exchange Commission (the "SEC"). Copies of those reports must be furnished to the Company.

Based solely on a review of the copies of reports furnished to the Partnership and written representations that no other reports were required, the General Partner believes that during 1997 the executive officers and directors of the General Partner complied with all applicable Section 16(a) filing requirements, except that Mr. Collier filed a Form 3 with the SEC on January 9, 1998 that was due in September 1997.

ITEM 11. EXECUTIVE COMPENSATION

The directors and officers of the General Partner other than Dr. Austen, who is paid $2,500 for each meeting of the Board of Directors, do not receive any compensation or benefits from the Partnership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Partnership's securities by persons known to the Partnership to be beneficial owners of more than five percent of any class of Partnership interests as of February 28, 1998. No directors or officers of the Partnership own any securities of the Partnership.

                                       Name and Address                   Amount and Nature               Percentage
Title of Class                         of Beneficial Owner                of Beneficial Ownership         of Class
-------------------                    --------------------------         -----------------------         ------------
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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Termeer, Mr. McLachlan and Mr. Collier are executive officers of Genzyme. The Partnership is a party to certain agreements with Genzyme, the contents of which are summarized in Part I, Item 1 of this Annual Report under the caption "Relationship with Genzyme".



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  The financial statements are listed under Item 8 of this Annual Report.

         2.       Financial Statements Schedules

                  None.

         3.       Exhibits

                  The exhibits are listed below under Part IV, Item 14(c) of this Annual Report.

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

10.5 Amendment No. 1 to Development Agreement dated January 4, 1994 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993, File No. 0-14680, and incorporated herein by reference.

10.6 Notice dated January 4, 1994 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit 10.15 to Genzyme Corporation's Form 10-K for 1993, File No. 0-14680, and incorporated herein by reference.

10.7 Notice dated January 13, 1995 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit 10.16 to Genzyme Corporation's Form 10-K for 1994, File No. 0-14680, and incorporated herein by reference.

10.8 Notice dated February 22, 1996 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit 10.17 to Genzyme Corporation's Form 10-K for 1995, File No. 0-14680, and incorporated herein by reference.

10.9 Amended and Restated Joint Venture Agreement between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as
               Exhibit 10.1 to Genzyme Development Partners, L.P.'s Report on Form 10-Q as of March 31, 1997, File No. 0-18554 and incorporated herein by reference.

10.10 Tax Indemnification Agreement between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10.2 to Genzyme Development Partners, L.P. Report on Form 10-Q as of March 31, 1997, File No. 0-18554 and incorporated herein by reference.

10.11 Marketing and Distribution Agreement between Genzyme Corporation and Genzyme Venture II. Filed as Exhibit 10.3 to Genzyme Development Partners, L.P. Report on Form 10-Q as of March 31, 1997, File No. 0-18554 and incorporated herein by reference.

27             Financial Data Schedule for Genzyme Development Partners, L.P.
               Filed herewith.

99 Financial Statements of Genzyme Ventures II for the year ended December 31, 1997 and for the period from August 17, 1996 (commencement of operations) to December 31, 1996. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GENZYME DEVELOPMENT PARTNERS L.P.

                                      By:    GENZYME DEVELOPMENT CORPORATION II,
                                             General Partner

Date: March 31, 1998                  By:    /s/ David J. Mclachlan
                                             ----------------------
                                             David J. McLachlan
                                             Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                           DATE
---------                      -----                           ----

/s/ Henri A. Termeer           Director and Principal          March 31, 1998
------------------------       Executive Officer
Henri A. Termeer

/s/ David J. Mclachlan         Principal Financial and         March 31, 1998
------------------------       Accounting Officer
David J. McLachlan

/s/ W. Gerald Austen           Director                        March 31, 1998
------------------------
W. Gerald Austen

/s/ Earl M. Collier, Jr.       Director                        March 31, 1998
------------------------
Earl M. Collier, Jr.

/s/ Peter N. Reikes            Director                        March 31, 1998
------------------------
Peter N. Reikes

EXHIBIT INDEX

EXHIBIT
NO.            DESCRIPTION
---            -----------

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

10.5 Amendment No. 1 to Development Agreement dated January 4, 1994 between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10.14 to Genzyme's Form 10-K for 1993, File No. 0-14680, and incorporated herein by reference.

10.6 Notice dated January 4, 1994 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit 10.15 to Genzyme Corporation's Form 10-K for 1993, File No. 0-14680, and incorporated herein by reference.

10.7 Notice dated January 13, 1995 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit 10.16 to Genzyme Corporation's Form 10-K for 1994, File No. 0-14680, and incorporated herein by reference.

10.8 Notice dated February 22, 1996 from Genzyme Corporation to Genzyme Development Partners, L.P. Filed as Exhibit 10.17 to Genzyme Corporation's Form 10-K for 1995, File No. 0-14680, and incorporated herein by reference.

10.9 Amended and Restated Joint Venture Agreement between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as
               Exhibit 10.1 to Genzyme Development Partners, L.P.'s report on Form 10-Q as of March 31, 1997, File No. 0-18554 and incorporated herein by reference.

10.10 Tax Indemnification Agreement between Genzyme Corporation and Genzyme Development Partners, L.P. Filed as Exhibit 10.2 to Genzyme Development Partners, L.P.'s Report on Form 10-Q as of March 31, 1997, File No. 0-18554 and incorporated herein by reference.

10.11 Marketing and Distribution Agreement between Genzyme Corporation and Genzyme Ventures II. Filed as Exhibit 10.3 to Genzyme Development Partners, L.P.'s Report on Form 10-Q as of March 31, 1997, File No. 0-18554 and incorporated herein by reference.

27             Financial Data Schedule for Genzyme Development Partners, L.P.
               Filed herewith.

99 Financial Statements of Genzyme Ventures II for the year ended December 31, 1997 and for the period from August 17, 1996 (commencement of operations) to December 31, 1996. Filed herewith.