Form 10-Q
period 1998-03-31
GENZYME DEVELOPMENT PARTNERS L P
filed 1998-05-15
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                                                 --------------

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________



                         Commission file number 0-18554
                                                -------


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
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                        -----      -----

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                                                             PAGE NO.
                                                                                                             --------
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

               Balance Sheets as of March 31, 1998 and December 31, 1997....................................    3

               Statements of Operations for the Three Months Ended March 31, 1998 and 1997..................    4

               Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997..................    5

               Notes to Unaudited Financial Statements......................................................    6


ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........    7

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.....................................    8

PART II.     OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K...............................................................    8

Signatures   ...............................................................................................    9


NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for Genzyme Development Partners, L.P. (the "Partnership") contains forward-looking statements concerning the Partnership's expected future revenues, operations and expenditures and funding of the Partnership's research and development programs and administrative expenses. These forward looking statements represent the expectations of the General Partner as of the filing date of this Form 10-Q. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration ("FDA") and other agencies regarding the indications for which the Partnership's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products, (v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) funding of the Partnership's administrative expenses and continued funding of the Partnership's research and development programs by Genzyme Corporation ("Genzyme") and (viii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K").

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



GENZYME DEVELOPMENT PARTNERS, L.P.
BALANCE SHEETS
(Unaudited)
(In thousands)
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1998           1997
                                                                             --------      ------------
                               ASSETS

Cash and cash equivalents .............................................        $  37          $ 22
Royalty receivable from Genzyme Corporation ...........................           18            17
Investment in Joint Venture (Note 3) ..................................           83           592
                                                                               -----          ----
       Total assets ...................................................        $ 138          $631
                                                                               =====          ====

             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable to Genzyme Corporation ...............................        $ 291          $234
Accrued expenses ......................................................           41            79
                                                                               -----          ----
       Total liabilities ..............................................          332           313
                                                                               -----          ----

Commitments and contingencies (Note 2) ................................           --            --

Partners' capital (including accumulated deficit of $34,345):
    General partner ...................................................         (167)          345
    Class A limited partners ..........................................           --            --
    Class B limited partners ..........................................           --            --
                                                                               -----          ----
                                                                                (167)          345
    Less: unpaid partners' capital ....................................          (27)          (27)
                                                                               -----          ----
       Total partners' capital ........................................         (194)          318
                                                                               -----          ----

       Total liabilities and partners' capital ........................        $ 138          $631
                                                                               =====          ====






              The accompanying notes are an integral part of these
                        unaudited financial statements.


GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit data)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ---------------------
                                                        1998             1997
                                                        ----             ----
Royalty revenue from Genzyme Corporation ......       $      16        $     10

Costs and expenses:
     Administrative expenses ..................              19              58
                                                      ---------        --------
Operating loss ................................              (3)            (48)

Equity in loss of joint venture (Note 3) ......            (509)             --
Investment income .............................              --               9
                                                      ---------        --------
     Total other income (expenses) ............            (509)              9

Net loss ......................................       $    (512)       $    (39)
                                                      =========        ========

Net loss attributable to each partnership unit:

     Limited partners - based on 737 units ....       $      --        $     --
                                                      =========        ========

     General partner - based on 1 unit ........       $(512,000)       $(39,000)
                                                      =========        ========





              The accompanying notes are an integral part of these
                        unaudited financial statements.


GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    -------------------
                                                                                    1998           1997
                                                                                    ----           ----
Cash flow from operating activities:
    Net loss ...............................................................        $(512)         $(39)

    Reconciliation of net loss to net cash provided by
     operating activities:
       Equity in loss of joint venture .....................................          509            --
       Increase (decrease) in cash from changes in working capital:
         Royalty receivable from Genzyme Corporation .......................           (1)           (2)
         Accounts payable and accrued expenses .............................           19            58
                                                                                    -----          ----
    Net cash provided by operating activities ..............................           15            17
                                                                                    -----          ----

Increase in cash and cash equivalents ......................................           15            17
Cash and cash equivalents at beginning of period ...........................           22           151
                                                                                    -----          ----
Cash and cash equivalents at end of period .................................        $  37          $168
                                                                                    =====          ====








              The accompanying notes are an integral part of these
                        unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                                 MARCH 31, 1998

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   BASIS FOR PRESENTATION

     Genzyme Development Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in September 1989 with the objective to develop, produce and derive income from the sale of products (the "Sepra Products") intended to be used to limit the incidence and severity of postoperative adhesions. The Sepra Products are based on hyaluronic acid ("HA"), a naturally occurring biopolymer with unique physical properties. In August 1996, Genzyme Corporation ("Genzyme") received marketing approval from the FDA for the Partnership's first product, Seprafilm[R] bioresorbable membrane in the U.S. on behalf of Genzyme Ventures II (the "Joint Venture"), a joint venture between the Partnership and Genzyme.

     Per partnership unit information is based on the number of partnership units outstanding at the end of each period. Units outstanding have not changed since the date of capitalization of the Partnership.

     These unaudited, condensed financial statements should be read in conjunction with the Partnership's 1997 Annual Report on Form 10-K and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     The financial statements for the three months ended March 31, 1998 and 1997 are unaudited but include, in the opinion of management, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   DEVELOPMENT AGREEMENT

     The Development Agreement calls for Genzyme to develop the Sepra Products for the Partnership to be used as surgical aids to limit the incidence and severity of postoperative adhesions. The Partnership was required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a ten percent (10%) management fee, up to the available Partnership funds. A non-refundable retainer fee of $1.5 million was paid by the Partnership to Genzyme when the Partnership commenced. The General Partner has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. Genzyme has no obligation to fund the research and development programs beyond the available Partnership funds but has done so after the available Partnership funds were expended in the first quarter of 1994. Genzyme currently intends to fund the programs through 1998 on a level consistent with previous years and the 1998 budget for the program.

3.   JOINT VENTURE AGREEMENT

     The Partnership recognizes 40% of the losses from the Joint Venture, to the extent it has basis in the Joint Venture. For the three months ended March 31, 1998 and March 31, 1997, the Joint Venture incurred net losses of approximately $1.3 million and $1.0 million, respectively, due primarily to the costs associated with the U.S. market introduction of Seprafilm[R] bioresorbable membrane.


     Condensed financial information of the Joint Venture is summarized below (in thousands):

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                              1998               1997
                                                              ----               ----
         Revenues....................................       $ 1,248            $   406
         Operating expenses..........................        (2,192)              (853)
         Net loss....................................        (1,272)              (702)

                                                                                   AS OF               AS OF
                                                                              MARCH 31, 1998      DECEMBER 31, 1997
                                                                              --------------      -----------------
         Joint venturer's capital  - Genzyme.......................                $345                $1,108
         Joint venturer's capital  - GDP...........................                  83                   592

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. SOP 98-5 will not have a material affect on the Partnership's financial statements.

5.   COMPREHENSIVE INCOME
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and
     (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, which for the Partnership is the first quarter of 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required. Comprehensive income for the three months ended March 31, 1998 and 1997 is the same as the Partnership's net loss.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
The following discussion is a summary of the key factors the General Partner considers necessary in reviewing the Partnership's results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS
Net loss for the three months ended March 31, 1998 increased to $512,000 as compared to a net loss of $39,000 in the corresponding period in 1997. Of the loss recorded in the first quarter of 1998, $509,000 related to the losses from the Joint Venture that were allocated to the Partnership pursuant to the Amended and Restated Joint Venture Agreement. In the first quarter of 1997, the Partnership had no basis in the Joint Venture and therefore, did not recognize any losses from the Joint Venture. The Partnership recognizes 40% of the losses from the Joint Venture, to the extent it has basis in the Joint Venture.

Under the terms of the Cross License Agreement, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of the Sepra Products to the extent necessary to pay certain projected distributions to the partners in any year. For the three months ended March 31, 1998 and 1997, the Partnership earned $16,000 and $10,000, respectively, of royalty revenue. The General Partner believes that the Partnership will continue to be eligible to receive such royalties in 1998.

Administrative expenses were $19,000 and $58,000 for the three months ended March 31, 1998 and 1997, respectively, a decrease of 67%. The decrease primarily relates to amounts spent in the first quarter of 1997 related to the amendment and restatement of the joint venture agreement between the Partnership and Genzyme. Genzyme currently intends to fund expenses in excess of the Partnership's available cash in 1998.

Investment income, including income which the Partnership recognizes related to changes in Partnership unit ownership ("Transfer Fee Income"), was zero for the three months ended March 31, 1998 compared to $9,000 for the corresponding period in 1997, which decrease was due largely to the lack of Transfer Fee Income in the first quarter of 1998 and lower average cash balances in 1998.

FINANCIAL CONDITION
As of March 31, 1998, the Partnership had $37,000 in cash and cash equivalents, which is reserved for general and administrative expenses.

The Partnership's future profitability is entirely dependent upon the Joint Venture's sales of the Sepra Products. The General Partner believes that substantial additional funds will be required to complete the development, clinical testing and commercialization of the Sepra Products. Genzyme has funded the research and development program for the Sepra Products on an annual basis since the first quarter of 1994, when all the available funds of the Partnership were substantially depleted. Genzyme is not obligated to fund additional development of the Sepra Products but currently intends to continue such funding during 1998 at a level consistent with prior years and the 1998 budget for these programs.

NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Accounting for the Costs of Start-Up Activities". SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. SOP 98-5 will not have a material affect on the Partnership's financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1998


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27 Financial Data Schedule for Genzyme Development Partners, L.P. Filed herewith.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1998




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




                                    GENZYME DEVELOPMENT PARTNERS, L.P.
                                    (Registrant)

                                    By:  GENZYME DEVELOPMENT CORPORATION II
                                    General Partner


DATE:  May 15, 1998                 By: /s/ David J. McLachlan
                                        ---------------------------------------
                                        David J. McLachlan
                                        Duly Authorized Officer and
                                        Principal Financial Officer

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1998



                                  EXHIBIT INDEX


Exhibit
  No.                         Description                           Page No.
-------                       -----------                           --------

  27          Financial Data Schedule for Genzyme Development
              Partners, L.P. Filed herewith.