Form 10-Q
period 1998-06-30
GENZYME DEVELOPMENT PARTNERS L P
filed 1998-08-13
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 day Yes  X     No
                                    -----     -----

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                                PAGE NO.
                                                                                                                --------

PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

               Unaudited Balance Sheets as of June 30, 1998 and December 31, 1997................................   3

               Unaudited Statements of Operations for the Three and Six Months Ended June 30, 1998 and 1997......   4

               Unaudited Statements of Cash Flows for the Six Months Ended June 30, 1998 and 1997................   5

               Notes to Unaudited Financial Statements...........................................................   6


ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............   8

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk..........................................   9

PART II.     OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K....................................................................   9

Signatures   ....................................................................................................  10


NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for Genzyme Development Partners, L.P. (the "Partnership") contains forward-looking statements concerning the Partnership's expected future revenues, operations and expenditures and funding of the Partnership's research and development programs. These forward looking statements represent the expectations of the General Partner as of the filing date of this Form 10-Q. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration ("FDA") and other agencies regarding the indications for which the Partnership's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products, (v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) funding of the Partnership's administrative expenses and continued funding of the Partnership's research and development programs by Genzyme Corporation ("Genzyme") and (viii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K").

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GENZYME DEVELOPMENT PARTNERS, L.P.
BALANCE SHEETS
(Unaudited, amounts in thousands)

                                                                          JUNE 30,     DECEMBER 31,
                                                                              1998             1997
                                                                          --------     ------------
                               ASSETS

Cash and cash equivalents ............................................       $  53            $  22
Royalty receivable from Genzyme Corporation ..........................          22               17
Investment in Joint Venture (Note 3) .................................           -              592
                                                                             -----            -----
       Total assets ..................................................       $  75            $ 631
                                                                             =====            =====

                  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable to Genzyme Corporation ..............................       $ 326            $ 234
Accrued expenses .....................................................          37               79
                                                                             -----            -----
       Total liabilities .............................................         363              313
                                                                             -----            -----

Commitments and contingencies (Note 2) ...............................           -                -

Partners' capital (deficit) (including accumulated deficit of
  $(34,439)):
    General partner ..................................................        (261)             345
    Class A limited partners .........................................           -                -
    Class B limited partners .........................................           -                -
                                                                             -----            -----
                                                                              (261)             345
    Less: unpaid partners' capital (deficit) .........................         (27)             (27)
                                                                             -----            -----
       Total partners' capital (deficit) .............................        (288)             318
                                                                             -----            -----

       Total liabilities and partners' capital (deficit)..............       $  75            $ 631
                                                                             =====            =====








    The accompanying notes are an integral part of these unaudited financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per unit data)

                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                                ---------------------------          ---------------------------
                                                                     1998              1997               1998              1997
                                                                 --------          --------          ---------          --------

Royalty revenue from Genzyme Corporation ...............         $     19          $     15          $      35          $     25

Costs and expenses:
     Administrative expenses ...........................               31                41                 50                99
                                                                 --------          --------          ---------          --------
Operating loss .........................................              (12)              (26)               (15)              (74)

Other income (expenses):
     Equity in loss of joint venture (Note 3) ..........              (83)                -               (592)                -
     Investment income .................................                1                 4                  1                13
                                                                 --------          --------          ---------          --------
        Total other income (expenses) ..................              (82)                4               (591)               13

Net loss ...............................................         $    (94)         $    (22)         $    (606)         $    (61)
                                                                 ========          ========          =========          ========

Net loss attributable to each partnership unit:

     Limited partners - based on 737 units .............         $      -          $      -          $       -          $      -
                                                                 ========          ========          =========          ========

     General partner - based on 1 unit .................         $(94,000)         $(22,000)         $(606,000)         $(61,000)
                                                                 ========          ========          =========          ========







    The accompanying notes are an integral part of these unaudited financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)



                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                       ----------------
                                                                                        1998       1997
                                                                                       -----      -----
Cash flow from operating activities:
    Net loss .......................................................................   $(606)     $ (61)

    Reconciliation of net loss to net cash provided by operating activities:
       Equity in loss of joint venture .............................................     592          -
       Increase (decrease) in cash from changes in working capital:
         Royalty receivable from Genzyme Corporation ...............................      (5)       (10)
         Accounts payable and accrued expenses .....................................      50         99
                                                                                       -----      -----
    Net cash provided by operating activities ......................................      31         28
                                                                                       -----      -----

Increase in cash and cash equivalents ..............................................      31         28
Cash and cash equivalents at beginning of period ...................................      22        151
                                                                                       -----      -----
Cash and cash equivalents at end of period .........................................   $  53      $ 179
                                                                                       =====      =====







    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.       BASIS FOR PRESENTATION
         Genzyme Development Partners, L.P. (the "Partnership"), a Delaware limited partnership, was formed in September 1989 with the objective to develop, produce and derive income from the sale of products (the "Sepra Products") intended to be used to limit the incidence and severity of postoperative adhesions. The Sepra Products are based on hyaluronic acid ("HA"), a naturally occurring biopolymer with unique physical properties. In August 1996, Genzyme Corporation ("Genzyme") received marketing approval from the FDA for the Partnership's first product, Seprafilm(R) bioresorbable membrane in the U.S. on behalf of Genzyme Ventures II (the "Joint Venture"), a joint venture between the Partnership and Genzyme.

         Per partnership unit information is based on the number of partnership units outstanding at the end of each period. Units outstanding have not changed since the date of capitalization of the Partnership.

         These unaudited financial statements should be read in conjunction with the Partnership's 1997 Annual Report on Form 10-K and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

         The financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited but include, in the opinion of management, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

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

3.       JOINT VENTURE AGREEMENT

         For financial accounting purposes, Genzyme consolidates 100% of the losses of the Joint Venture funded by its non-interest bearing loans or capital contributions. The Joint Venture incurred net losses of approximately $1.9 million and $3.1 million, respectively, for the three and six months ended June 30, 1998, and $1.0 million and $1.7 million, respectively, for the three and six months ended June 30, 1997. These losses were due primarily to the costs associated with the U.S. market penetration of Seprafilm(R) bioresorbable membrane.

         Condensed financial information of the Joint Venture is summarized below (in thousands):

                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                             JUNE 30,                 JUNE 30,
                                                       ------------------       ------------------
                                                          1998       1997          1998       1997
                                                       -------    -------       -------    -------
         Revenues .........................            $ 1,248    $   648       $ 2,826    $ 1,054
         Operating expenses ...............             (3,015)    (1,217)       (5,207)    (2,070)
         Net loss .........................             (1,862)      (977)       (3,134)    (1,678)

                                                                    AS OF              AS OF
                                                               JUNE 30, 1998     DECEMBER 31, 1997
                                                               -------------     -----------------

         Venturer's capital (deficit) - Genzyme...........         $(772)              $1,108
         Venturer's capital - GDP.........................             -                  592

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

5.       COMPREHENSIVE INCOME
         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, which for the Partnership is the first quarter of 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required. Comprehensive income for the three and six months ended June 30, 1998 and June 30, 1997 is the same as the Partnership's net loss.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
The following discussion is a summary of the key factors the General Partner considers necessary in reviewing the Partnership's results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS
Net loss for the three and six months ended June 30, 1998 was $94,000 and $606,000, respectively, as compared to net losses of $22,000 and $61,000, respectively, in the corresponding periods of 1997. Of the losses recorded in the three and six months ended June 30, 1998, $83,000 and $592,000, respectively, related to the losses from the Joint Venture that were allocated to the Partnership pursuant to the Amended and Restated Joint Venture Agreement. The Partnership recognizes 40% of the losses from the Joint Venture, to the extent it has basis in the Joint Venture. The Partnership's portion of the losses of the Joint Venture for the second quarter of 1998 reduced the Partnership's basis in the Joint Venture to zero. In the three and six months ended June 30, 1997, the Partnership had no basis in the Joint Venture and therefore, did not recognize any losses from the Joint Venture.

Under the terms of the Cross License Agreement, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of the Sepra Products to the extent necessary to pay certain projected distributions to the partners in any year. For the three and six months ended June 30, 1998, the Partnership earned $19,000 and $35,000, respectively, of royalty revenue as compared to $15,000 and $25,000 in the comparable periods of 1997. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during the remainder of 1998.

Administrative expenses were $31,000 and $50,000 for the three and six months ended June 30, 1998, respectively, as compared to $41,000 and $99,000 in the same periods of 1997, decreases of 24% and 49%, respectively. The changes are primarily the result of amounts spent in the first quarter of 1997 related to the amendment and restatement of the joint venture agreement between the Partnership and Genzyme and also amounts spent on patent defense in 1997. Genzyme currently intends to fund expenses in excess of the Partnership's available cash in 1998.

Investment income, including income which the Partnership recognizes related to changes in Partnership unit ownership ("Transfer Fee Income"), decreased to $1,000 for both the three and six months ended June 30, 1998, from approximately $4,000 and $13,000 for the corresponding periods in 1997, due largely to a lack of Transfer Fee Income in the first and second quarter of 1998.

FINANCIAL CONDITION
As of June 30, 1998, the Partnership had $53,000 in cash and cash equivalents, which is reserved for general and administrative expenses.

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

YEAR 2000
Many computer systems experience problems handling dates beyond the year 1999, therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Partnership relies upon Genzyme to provide general and administrative and other services, and the Joint Venture relies upon Genzyme to perform manufacturing, marketing and sales services, pursuant to certain agreements between Genzyme, the Partnership and the Joint Venture that involve the use of Genzyme's computer systems. Genzyme is accessing the internal readiness of its computer systems for handling the year 2000. Genzyme expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and the Partnership does not believe that the cost of such actions taken by Genzyme will have a material effect on the Partnership's results of operations or financial condition.
There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and Genzyme's inability to implement such changes could have an adverse effect on future results of operations of the Partnership.

NEW ACCOUNTING PRONOUNCEMENTS
In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Accounting for the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires all costs of start-up activities (as defined by SOP 98-5) to be expenses as incurred. SOP 98-5 will not have a material affect on the Partnership's financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1998


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         Not Applicable.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 Financial Data Schedule for Genzyme Development Partners, L.P. (for EDGAR filing purposes only). Filed herewith.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ending June 30, 1998.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1998



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




                                    GENZYME DEVELOPMENT PARTNERS, L.P.
                                    (Registrant)

                                    By: GENZYME DEVELOPMENT CORPORATION II
                                    General Partner


DATE: August 13, 1998               By: /s/ David J. McLachlan
                                        --------------------------------------
                                        David J. McLachlan
                                        Duly Authorized Officer and
                                        Principal Financial Officer

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1998


                                  EXHIBIT INDEX


Exhibit
  No.                              Description                          Page No.
-------                            -----------                          --------

  27        Financial Data Schedule for Genzyme Development
            Partners, L.P.  Filed herewith.