Form 10-Q
period 1998-09-30
GENZYME DEVELOPMENT PARTNERS L P
filed 1998-11-16
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to_______________

     Commission file number           18554

                       GENZYME DEVELOPMENT PARTNERS, L.P.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                                 04-3065192
 ------------------------------                             -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)




ONE KENDALL SQUARE, CAMBRIDGE, MASSACHUSETTS                       02139
--------------------------------------------                --------------------
(Address of principal executive offices)                         (Zip Code)



                                 (617) 252-7500
              ---------------------------------------------------
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

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                          FORM 10-Q, SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                      PAGE NO.
                                                                                      --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

           Unaudited Balance Sheets as of September 30, 1998 and December 31, 1997......  3

           Unaudited Statements of Operations for the Three and Nine Months Ended
            September 30, 1998 and 1997.................................................  4

           Unaudited Statements of Cash Flows for the Nine Months Ended September 30,
            1998 and 1997...............................................................  5

           Notes to Unaudited Financial Statements......................................  6


ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations..................................................................  8

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk................... 10

PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K............................................. 10

Signatures ............................................................................. 11


NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for Genzyme Development Partners, L.P. (the "Partnership") contains forward-looking statements concerning the Partnership's expected future revenues, operations and expenditures and funding of the Partnership's research and development programs, as well as the current schedule and estimated costs related to efforts to ensure computer systems and equipment are Year 2000 compliant. These forward looking statements represent the expectations of Genzyme Development Corporation II, the general partner of the Partnership (the "General Partner") as of the filing date of this Form 10-Q. The Partnership's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and patent and other proprietary rights protection for its products, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration ("FDA") and other agencies regarding the indications for which the Partnership's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products, (v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) funding of the Partnership's administrative expenses and continued funding of the Partnership's research and development programs by Genzyme Corporation ("Genzyme") (viii) the actual ability of Genzyme to identify and address its Year 2000 issues concerning its computer systems in a timely manner and equipment and significant third parties with whom it conducts business, and the actual costs related thereto, and (ix) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "1997 10-K").

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GENZYME DEVELOPMENT PARTNERS, L.P.
BALANCE SHEETS
(Unaudited, amounts in thousands)

                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                 1998           1997
                                                                             -------------  -----------
                               ASSETS
Cash and cash equivalents............................................            $   73        $  22
Royalty receivable from Genzyme Corporation..........................                25           17
Investment in Joint Venture (Note 3).................................                 -          592
                                                                                 ------        -----
       Total assets..................................................            $   98        $ 631
                                                                                 ======        =====

                  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable to Genzyme Corporation..............................            $  327        $ 234
Accrued expenses.....................................................                55           79
                                                                                 ------        -----
       Total liabilities.............................................               382          313
                                                                                 ------        -----
Commitments and contingencies (Note 2)...............................                 -            -

Partners' capital (deficit) (including accumulated deficit of
  $34,435):
    General partner..................................................              (257)         345
    Class A limited partners.........................................                 -            -
    Class B limited partners.........................................                 -            -
                                                                                 ------        -----
                                                                                   (257)         345
    Less: unpaid partners' capital (deficit).........................               (27)         (27)
                                                                                 ------        -----
       Total partners' capital (deficit).............................              (284)         318
                                                                                 ------        -----
       Total liabilities and partners' capital (deficit).............             $  98        $ 631
                                                                                 ======        =====



         The accompanying notes are an integral part of these unaudited financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per unit data)

                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                 ------------------         ------------------
                                                                    1998     1997             1998      1997
                                                                    ----     ----             ----      ----
Royalty revenue from Genzyme Corporation.............              $   22     $ 12       $      57    $     37

Costs and expenses:
     Administrative expenses.........................                  19       13              69         112
                                                                   ------   ------       ---------    --------
Operating income (loss)..............................                   3       (1)            (12)        (75)

Other income (expenses):
     Equity in loss of joint venture (Note 3)........                   -        -            (592)          -
     Investment income...............................                   1        3               2          16
                                                                   ------   ------       ---------    --------
        Total other income (expenses)................                   1        3            (590)         16

Net income (loss)....................................              $    4   $    2       $    (602)   $    (59)
                                                                   ======   ======       =========    ========
Net income (loss) attributable to each partnership unit:

     Limited partners - based on 737 units...........              $    -   $    -       $       -    $      -
                                                                   ======   ======       =========    ========
     General partner - based on 1 unit...............              $4,000   $2,000       $(602,000)   $(59,000)
                                                                   ======   ======       =========    ========


         The accompanying notes are an integral part of these unaudited financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)



                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           --------------------
                                                                           1998            1997
                                                                           ----            ----
Cash flow from operating activities:
    Net loss.........................................................     $ (602)          $(59)

    Reconciliation of net loss to net cash provided by operating activities:
       Equity in loss of joint venture...............................        592              -
       Increase (decrease) in cash from changes in working capital:
         Royalty receivable from Genzyme Corporation.................         (8)            (9)
         Accounts payable and accrued expenses.......................         69            112
                                                                          ------          -----
    Net cash provided by operating activities........................         51             44
                                                                          ------          -----

Increase in cash and cash equivalents................................         51             44
Cash and cash equivalents at beginning of period.....................         22            151
                                                                          ------          -----
Cash and cash equivalents at end of period...........................     $   73          $ 195
                                                                          ======          =====

         The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                               SEPTEMBER 30, 1998

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.       BASIS FOR PRESENTATION
         Genzyme Development Partners, L.P., a Delaware limited partnership, was formed in September 1989 with the objective to develop, produce and derive income from the sale of products (the "Sepra Products") intended to be used to limit the incidence and severity of postoperative adhesions. The Sepra Products are based on hyaluronic acid ("HA"), a naturally occurring biopolymer with unique physical properties. In August 1996, Genzyme received marketing approval from the FDA for the Partnership's first product, Seprafilm(R) bioresorbable membrane in the U.S. on behalf of Genzyme Ventures II (the "Joint Venture"), a joint venture between the Partnership and Genzyme.

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

         The financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited but include, in the opinion of management, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

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

3.       JOINT VENTURE AGREEMENT
         For financial accounting purposes, Genzyme consolidates 100% of the losses of the Joint Venture funded by its non-interest bearing loans or capital contributions. The Joint Venture incurred net losses of approximately $0.4 million and $3.5 million, for the three and nine months ended September 30, 1998, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 1997, respectively. These losses were due to the costs associated with the operation of the U.S. Seprafilm(R) bioresorbable membrane business.

         Condensed financial information of the Joint Venture is summarized below (in thousands):

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                            ------------------------             -------------------
                                                            1998                1997              1998          1997
                                                            ----                ----              ----          ----
         Revenues....................................      $1,342            $   925             $4,168        $1,979
         Operating expenses..........................      (1,348)            (1,458)            (6,555)       (3,528)
         Net loss....................................        (366)              (789)            (3,500)       (2,468)


                                                                              AS OF                 AS OF
                                                                         SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                                         ------------------    -----------------
         Venturer's capital (deficit) - Genzyme....................              $(992)               $1,108
         Venturer's capital - GDP..................................                  -                   592


4.       COMPREHENSIVE INCOME
         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the cumulative translation adjustment. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS 130 became effective for financial statements issued for periods beginning after December 15, 1997, which for the Partnership began with the first quarter of 1998. Presentation of comprehensive income for earlier periods provided for comparative purposes is required. Comprehensive income for the three and nine months ended September 30, 1998 and September 30, 1997 is the same as the Partnership's net loss for such periods.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION
The following discussion is a summary of the key factors the General Partner considers necessary in reviewing the Partnership's results of operations, liquidity and capital resources.


RESULTS OF OPERATIONS
Net income for the three months ended September 30, 1998 was $4,000, and net loss for the nine months ended September 30, 1998 was $602,000, as compared to net income of $2,000 in the three months ended September 30, 1997 and net loss of $59,000 in the nine months ended September 30, 1997. Of the loss recorded in the nine months ended September 30, 1998, $592,000 related to the losses from the Joint Venture that were allocated to the Partnership pursuant to the Amended and Restated Joint Venture Agreement. The Partnership recognizes 40% of the losses from the Joint Venture, to the extent it has basis in the Joint Venture. The Partnership's portion of the losses of the Joint Venture for the second quarter of 1998 reduced the Partnership's basis in the Joint Venture to zero, resulting in no loss allocation to the Partnership from the Joint Venture in the third quarter of 1998. In the three and nine months ended September 30, 1997, the Partnership had no basis in the Joint Venture and therefore did not recognize any losses from the Joint Venture.

Under the terms of the Cross License Agreement, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of the Sepra Products to the extent necessary to pay certain projected distributions to the partners in any year. For the three and nine months ended September 30, 1998, the Partnership earned $22,000 and $57,000, respectively, of royalty revenue as compared to $12,000 and $37,000 in the comparable periods of 1997. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during the remainder of 1998.

Administrative expenses were $19,000 for the three months ended September 30, 1998 as compared to $13,000 in the same period of 1997. Administrative expenses were $69,000 for the nine months ended September 30, 1998, as compared to $112,000 in the corresponding period in 1997. This decrease was primarily the result of amounts spent in the first quarter of 1997 related to the amendment and restatement of the joint venture agreement between the Partnership and Genzyme and in connection with a patent defense, for which no similar expenses have been incurred in 1998. Genzyme currently intends to fund expenses in excess of the Partnership's available cash in 1998.

Investment income, including income which the Partnership recognizes related to changes in Partnership unit ownership ("Transfer Fee Income"), decreased to $1,000 and $2,000 for the three and nine months ended September 30, 1998, respectively, from approximately $3,000 and $16,000 for the corresponding periods in 1997, due largely to a lack of Transfer Fee Income in the first, second and third quarter of 1998.

FINANCIAL CONDITION
As of September 30, 1998, the Partnership had $73,000 in cash and cash equivalents which is reserved for general and administrative expenses.

The Partnership's future profitability is largely dependent upon the Joint Venture's sales of the Sepra Products and royalties from Genzyme on European sales of the Sepra Products. The General Partner believes that substantial additional funds will be required to complete the development, clinical testing and commercialization of the Sepra Products. Genzyme has funded the research and development program for the Sepra Products on an annual basis since the first quarter of 1994, when all the available funds of the Partnership were substantially depleted. Genzyme is not obligated to fund additional development of the Sepra Products but currently intends to continue such funding during 1998 at a level consistent with prior years and the 1998 budget for these programs.

YEAR 2000
Many computer systems and other equipment with embedded chips or processors may experience problems handling dates beyond the year 1999, and therefore, will need to be modified or replaced prior to the year 2000 in order to remain functional. The Partnership relies upon Genzyme to provide general and administrative and other services, and the Joint Venture relies upon Genzyme to perform manufacturing, marketing and sales services, pursuant to certain agreements between Genzyme, the Partnership and the Joint Venture that involve the use of Genzyme's computer systems and equipment.

Genzyme has implemented a Year 2000 compliance program intended to identify and minimize the Year 2000 problems. This programs involves four phases: (a) conducting an inventory of Genzyme's Year 2000 issues; (b) prioritizing identified systems, programs and equipment based on materially to Genzyme's operations; (c) assessing Year 2000 compliance; and (d) resolving Year 2000 issues through upgrades, replacements or repairs. Genzyme places each identified system or piece of equipment in one of seven categories: (i) mission critical,
(ii) mission important, (iii) process critical, (iv) process important, (v) process convenient, (vi) reporting and (vii) other. The compliance program is being conducted by each division, business unit and department within Genzyme and is generally being coordinated by an employee who is dedicated to this program.

Genzyme is completing the first two phases of the compliance program. Its Year 2000 exposures are primarily in the areas of information systems, financial and administration applications, manufacturing applications and equipment, and research and development support systems and equipment. Genzyme is also currently assessing compliance of identified systems and equipment. Completion of the first three phases is scheduled for the end of the first quarter of 1999 for systems and equipment deemed critical or important under Genzyme's operations categories (i)-(iii), and Genzyme plans to resolve Year 2000 issues for such systems and equipment by mid 1999. Genzyme is also developing plans for such systems and equipment.

Concurrently with the conduct of Genzyme's internal compliance program, Genzyme is also in the process of surveying certain third parties with whom Genzyme conducts business about their Year 2000 readiness. These third parties include significant customers, suppliers, research or collaborative partners, service providers and distributors, considered to be critical to Genzyme's business. Genzyme will attempt to mitigate its risks respect to such third parties' Year 2000 compliance. This may involve efforts such as identifying and securing alternative resources and developing joint contingency plans with critical suppliers. The failure of third parties that are significant to either Genzyme's or the Partnership's business to be Year 2000 compliant could have a material adverse affect on the Partnership's operations.

Genzyme expects to implement successfully the systems and programming changes necessary to address Year 2000 issues, and the Partnership does not believe that the cost of such actions taken by Genzyme will have a material effect on the Partnership's results of operations or financial condition. There can be no assurance that Genzyme will resolve its Year 2000 issues by the end of 1999 or that there will not be a delay in, or increased costs associated with, the implementation of such changes. Genzyme's inability to implement such changes could result in interruptions in, or failures of, certain normal business activities or operations of Genzyme that may have an adverse effect on future results of operations of the Partnership. Genzyme's compliance program is an ongoing process, and the estimated costs and timetables for the program discussed above are subject to change.

EURO-THE NEW EUROPEAN CURRENCY
On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency on that date. The Euro will then trade on currency exchanges and be available for non-cash transactions. The participating countries will issue sovereign debt exclusively in Euros, and will redenominate outstanding sovereign debt. At that time, the participating countries will no longer control their own monetary policies by directing independent interest rates for the legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the Euro will be exercised by the new European Central Bank.

Following the introduction of the Euro, the legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002. During this period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis. However, conversion rates no longer will be computed directly from one legacy currency to another. Instead, a triangular process will apply whereby an amount denominated in one legacy currency will first be converted into the Euro. The resultant Euro-denominated amount will then be converted into the second legacy currency.

As discussed above, the Partnership and the Joint Venture rely upon Genzyme to provide certain services, and the Partnership receives royalties on European sales of the Sepra Products. Genzyme is addressing the business implications of conversion to the Euro, including (i) technical adaption of information technology and other systems to accommodate Euro-denominated transactions, (ii) long-term competitive implications of the conversions, (iii) the effect on market risk with respect to currency exchange, derivatives and other financial instruments, (iv) tax issues and (v) whether any contracts between Genzyme and its suppliers, distributors and other partners require amendment. At this time, Genzyme's management is in the process of evaluating the impact of this conversion on Genzyme.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                          FORM 10-Q, SEPTEMBER 30, 1998


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27 Financial Data Schedule for Genzyme Development Partners, L.P. (for EDGAR filing purposes only). Filed herewith.

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ending September 30, 1998.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                          FORM 10-Q, SEPTEMBER 30, 1998




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         GENZYME DEVELOPMENT PARTNERS, L.P.
                                         (Registrant)

                                         By: GENZYME DEVELOPMENT CORPORATION II,
                                             its General Partner


DATE:  November 16, 1998                By: /s/ David J. McLachlan
                                            -----------------------------------
                                            David J. McLachlan
                                            Duly Authorized Officer and
                                            Principal Financial Officer

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                          FORM 10-Q, SEPTEMBER 30, 1998



                                  EXHIBIT INDEX


Exhibit
  No.                       DESCRIPTION                                 Page No.
-------                     -----------                                 --------

  27     Financial Data Schedule for Genzyme Development
         Partners, L.P.  Filed herewith.