Form 10-K
period 1998-12-31
GENZYME DEVELOPMENT PARTNERS L P
filed 1999-03-31
CIK 856312

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ---------------------------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 For the Fiscal Year Ended December 31, 1998        Commission File No. 0-18554

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

                                 (617) 252-7500

              (Registrant's telephone number, including area code)
               -----------------------------------------------

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
                   Class A Limited Partnership Interests
                  -------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -   -----

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

--------------------------------------------------------------------------------

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Annual Report on Form 10-K for Genzyme Development Partners, L.P. (the "Partnership") contains forward-looking statements, including statements concerning the Partnership's expected future revenues, operations and expenditures, estimates of the potential markets for the Partnership's products, assessments of competitors and potential competitors, projected timetables for the preclinical and clinical development, regulatory approval and market introduction of the Partnership's products and estimates of the capacity of manufacturing and other facilities to support such products. These forward looking statements represent the expectations of the General Partner as of the filing date of this Form 10-K. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and adequate patent and other proprietary rights protection for its products, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration ("FDA") and other agencies regarding the Partnership's products and the indications for which the Partnership's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products, (v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) funding of the Partnership's general and administrative expenses and continued funding of the Partnership's research and development programs by Genzyme Corporation and (viii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         Genzyme Development Partners, L.P. (the "Partnership") was formed in 1989 to develop, produce and derive income from the sale in the United States and Canada of products (the "Sepra Products") to be used during surgical procedures primarily to limit the incidence and severity of postoperative adhesions. During surgery, tissues and organs are unavoidably damaged, both directly as a result of cutting, suturing and cauterization and indirectly as a result of handling and drying due to exposure. At the site of such damage, tissues or organs that normally should remain separated often become connected by fibrous scar tissues called adhesions. The formation of adhesions generally occurs within the first few days following surgery. Studies have shown that over 90% of patients develop adhesions after abdominal and pelvic surgery. Postoperative adhesions can cause significant complications such as bowel obstruction following abdominal surgery, infertility and pain following gynecological surgery and restricted limb motion following musculoskeletal surgery. Adhesions also can increase the complexity, duration and risk of subsequent surgery.

         Genzyme Corporation ("Genzyme"), on behalf of Genzyme Ventures II, a joint venture between the Partnership and Genzyme formed to manufacture and market the Partnership's products (the "Joint Venture"), launched Seprafilm(R) Bioresorbable Membrane broadly in the United States during the fourth quarter of 1996 after receipt of approval from the FDA in August 1996 to market the Seprafilm(R) product in any open abdominal or pelvic surgery. The Partnership is entitled to receive a royalty on European sales of the Sepra Products under certain conditions. The Partnership does not share in proceeds from sales of Sepra Products outside of North America and Europe. See "Business - Relationship with Genzyme."

         Genzyme has no remaining contractual obligation to fund additional development of the Sepra Products. However, Genzyme currently intends to continue funding development of the Sepra Products during 1999 at a level consistent with prior years and the 1999 budget for the program. In addition, Genzyme currently intends to fund any administrative expenses in excess of the Partnership's available cash in 1999. See "Business - Relationship with Genzyme."

         Seprafilm(R) is a registered trademark of Genzyme, Sepracoat(TM), Sepragel(TM) and Sepramesh(TM) are trademarks of Genzyme.

Sepra Products Portfolio

         Seprafilm(R) Bioresorbable Membrane

         Seprafilm(R) Bioresorbable Membrane is a solid formulation of modified hyaluronic acid ("HA") that is used to separate and protect tissues and organs that have been damaged during surgery. It is the only product approved by the FDA that is clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in the abdomen and pelvis. To build further clinical evidence of the efficacy of Seprafilm(R) Bioresorbable Membrane, Genzyme has initiated a 25-center, 1,700-patient clinical trial to test the ability of the Seprafilm(R) product to reduce the incidence of bowel obstructions. The study will track patient outcomes for two years after surgery. Seprafilm(R) Bioresorbable Membrane received European CE Mark approval for use in reducing the incidence of adhesions following cardiac surgery in the first quarter of 1999.

         Seprafilm(R) II Adhesion Barrier

         Seprafilm(R) II Adhesion Barrier is a modified form of Seprafilm(R) Bioresorbable Membrane designed to have increased plasticity and, thus, improved handling and overall ease of use. Seprafilm(R) II Adhesion Barrier is currently marketed in Europe for use in open and laproscopic surgery to reduce the incidence of postoperative abdominal and pelvic adhesions. In the United States, the FDA has mandated clinical efficacy trials for the use of the Seprafilm(R) II product. Genzyme intends to initiate a clinical trial in abdominal surgery in the second quarter of 1999.

         Genzyme is also developing Seprafilm(R) II Adhesion Barrier for use in open-heart surgery. Genzyme plans to initiate a clinical trial of the Seprafilm(R) II product in infants undergoing multi-stage procedures for repair of congenital heart defects beginning in the second quarter of 1999. Genzyme plans to use the Seprafilm(R) II product at the first operation and evaluate adhesion formation at the second operation, which is generally scheduled four to six months later. While proof of adhesion reduction necessitates using a pediatric model, Genzyme is working with the FDA to develop a clinical strategy that may allow for approval of use in both adult and pediatric cardiac surgery.

         Sepracoat(TM) Coating Solution

         Sepracoat(TM) Coating Solution is a liquid formulation of HA. Genzyme currently markets the Sepracoat(TM) product in Europe. Genzyme ceased development of Sepracoat(TM) Coating Solution for the U.S. market as a result of the recommendation of an advisory panel to the FDA in 1997 that Genzyme not be granted approval to market Sepracoat(TM) Coating Solution for the reduction of adhesions in abdominal and pelvic surgery. Genzyme is conducting pilot studies of the Sepracoat(TM) product to determine whether it helps restore bowel function more quickly after colorectal surgery. Genzyme also plans to initiate a pilot clinical trial in the second quarter of 1999 to determine whether Sepracoat(TM) Coating Solution helps prevent atrial fibrillation when applied during cardiac surgery.

         Sepragel(TM) Bioresorbable Gel

         Sepragel(TM) Bioresorbable Gel is a gel-based anti-adhesion product intended to be used in laparoscopic procedures and on tissue surfaces in open surgery that are inaccessible to Seprafilm(R) Bioresorbable Membrane. Genzyme expects to initiate clinical trials of an alternative formulation of the Sepragel(TM) product in the fourth quarter of 1999.

         The Sepramesh(TM) Product

         Genzyme is developing the Sepramesh(TM) product, a mesh product that is coated with sodium hyaluronate foam for use in hernia repairs and other soft tissue repairs such as bladder neck suspensions. Because this product would be similar to current mesh products on the market, Genzyme believes that the FDA is not likely to require clinical trials of the product. Genzyme expects to receive FDA 510(k) marketing clearance for the Sepramesh(TM) product in late 1999.

         Seprafilm(R) Applicator

         Genzyme is developing a device that will help deliver Seprafilm(R) II Adhesion Barrier into areas of the body that are difficult to reach. Genzyme plans to conduct clinical trials designed to test the Seprafilm(R) II product and the Seprafilm(R) applicator in laparoscopic procedures.

         New Sepra Indications

         Genzyme believes that its antiadhesion technologies will have many applications beyond general and gynecological surgery. Genzyme is currently investigating its antiadhesion products for possible use in sinus, cardiovascular and orthopedic surgery.

Manufacturing

         On behalf of the Joint Venture and for its own use, Genzyme manufactures the starting material from which the Sepra Products are produced. Genzyme manufactures the material at its facilities in the U.K. and ships the material to the United States for finishing, testing, packaging and labeling. Genzyme believes that its U.K. facilities have adequate capacity to meet its worldwide market requirements for this starting material during the foreseeable future. Seprafilm(R) Bioresorbable Membrane is produced at Genzyme's manufacturing facilities in Framingham, Massachusetts. Genzyme engaged a third party to provide the final finishing and sterile filling for Sepracoat(TM) Coating Solution on a commercial scale for European sales. During 1995, validation runs required for the Seprafilm(R) Bioresorbable Membrane and Sepracoat(TM) Coating Solution Pre-Market Approval applications ("PMA") were completed by Genzyme and the contractor and Genzyme's Seprafilm(R) facilities were inspected by the FDA. Genzyme's manufacturing plants in the U.S. and the U.K., together with those of the third party contractor, have been approved by the FDA and received ISO 9000 certification in 1996 to manufacture Seprafilm(R) Bioresorbable Membrane and Sepracoat(TM) Coating Solution.

Marketing

         The Sepra Products will be purchased primarily by hospitals as surgical supplies. Accordingly, the Partnership and Genzyme believe that successful initial market penetration and subsequent maintenance of market share for the Sepra Products require a specialized hospital-based sales force. On behalf of the Joint Venture, Genzyme has deployed a sales force to accelerate market introduction of the Sepra Products in the United States and Europe. Genzyme's surgical products sales force markets products directly to cardiovascular, general and gynecologic surgeons and hospital purchasing departments throughout the United States and Europe. Colorectal surgery is the most significant market for Seprafilm(R) Bioresorbable Membrane because postsurgical adhesions frequently cause complications after these types of procedures. Therefore, the primary customers are the 1,000 board-certified colorectal surgeons in the United States. To improve market coverage and efficiency while minimizing costs, Genzyme has entered into an agreement with Fresenius AG under which Fresenius will distribute and market the Sepra Products in Germany, Austria, Switzerland and Luxembourg. Genzyme established a similar collaboration with Kaken Pharmaceutical Co., Ltd. to market Seprafilm(R) Bioresorbable Membrane in Japan. In addition to the use of a specialized sales force and strategic distribution and marketing agreements, substantial additional efforts to educate surgeons and hospital administrators as to the desirability of reducing the incidence and extent of postoperative adhesions and the benefits of anti-adhesion products will be required in order for the Sepra Products to penetrate target markets and gain broad market acceptance. There can be no assurance that Genzyme's commercialization strategy for the Sepra Products will be successful.

Competition

         The Sepra Products face, and will continue to face significant competition both from other HA-based products and from non-HA-based products intended to reduce adhesions resulting from surgical trauma. The Partnership and Genzyme believe that the principal factor that will affect competition among products is acceptance by surgeons, which depends, in large part, upon product performance, safety and price.

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

         Cross License Agreement

         Genzyme granted to the Partnership an exclusive, royalty-free license (with the right to grant sublicenses) within the United States and Canada (the "Territory") to use all patent and technology rights owned or controlled by Genzyme or acquired by Genzyme necessary or materially useful to engage in the manufacture, sale or other disposition of the Sepra Products for use in human clinical trials or human surgical procedures, other than in ophthalmic surgery (the "Field of Activity").

         The Partnership granted back to Genzyme an exclusive license to use all patent and technology rights developed under or otherwise acquired during the term of the Development Agreement (described below) for all purposes other than use both within the Field of Activity and within the Territory. The licenses to Genzyme to use all such patent and technology rights (i) outside of the Field of Activity and (ii) in the Field of Activity but outside the Territory and Europe are royalty-free. The license to Genzyme to use such patents and technology rights in the Field of Activity within Europe is royalty-bearing. Accordingly, until the earlier of: (i) the date on which Genzyme exercises its rights under the Partnership Purchase Option Agreement (described below) and (ii) December 31, 2019, the Partnership will receive a royalty of 6% of net revenues recognized from the sale of Sepra Products for use in the Field of Activity in Europe to the extent necessary to allow the Partnership to pay certain projected distributions to its partners in any year. The Partnership is also entitled to receive a royalty of 5% of all net revenues received by Genzyme and its affiliates from the sale of non-HA-based competitive products (defined in the Cross License Agreement) in the Field of Activity and in the Territory. Pursuant to the European royalty provision in the Cross License Agreement, the Partnership recorded royalty revenue of approximately $145,000, $51,000 and $23,000 in 1998, 1997 and 1996, respectively, based on net revenues from sales of Sepra Products in Europe, which began in late 1995.

         Development Agreement

         The Partnership entered into a Development Agreement with Genzyme to perform research, experimentation and development to produce products for use in the Field of Activity. For these services, the Partnership paid Genzyme in 1989 a non-refundable fee of $1.5 million and also reimbursed Genzyme for its expenditures under the Development Agreement plus a fee equal to 10% of such expenditures, subject to a maximum expenditure of the capital contributions to the Partnership of the general partner and the limited partners and the interest earned on such funds less the costs related to the offering of the Partnership units and certain other commitments and expenditures (the "Available Funds").

         The Development Agreement was scheduled to terminate upon Genzyme's expenditure of the Available Funds prior to receipt by the Partnership of FDA approval of any Sepra Product unless Genzyme, on that occasion and annually thereafter until receipt of such approval, contributed to the Partnership amounts sufficient to fund the development program for the following twelve month period. The Available Funds were expended in the first quarter of 1994. In January 1994, the Development Agreement was amended to provide that, in lieu of contributing the necessary funds to the Partnership, Genzyme could deliver to the Partnership an annual undertaking to continue the development program at no expense to the Partnership for each succeeding twelve-month period until FDA approval of any Sepra Product. Genzyme delivered such an undertaking to the Partnership annually from when the Partnership's Available Funds were expended in March 1994 until February 1996. Seprafilm(R) Bioresorbable Membrane received FDA approval in August 1996. As of March 1, 1997, Genzyme was no longer obligated to fund additional development of the Sepra Products. Genzyme intends to continue such funding during 1999 at a level consistent with prior years and the 1999 budget for the program as well as the Partnership's general and administrative expenses in excess of the Partnership's available cash in 1999.

         Joint Venture Agreement

         The Partnership and Genzyme formed the Joint Venture in September 1989 for the purpose of manufacturing and marketing the Sepra Products in the Field of Activity in the Territory. The Joint Venture was not expected to engage in active business until receipt of FDA marketing approval for a Sepra Product. Following the receipt of such approval for Seprafilm(R) Bioresorbable Membrane, the Joint Venture made its first commercial sale of the Seprafilm(R) product in August 1996 (the "Business Commencement Date"). Genzyme has contributed $1.5 million to the Partnership. The Partnership has contributed to the Joint Venture the use of its technology and $1.7 million in cash, and Genzyme has contributed its agreement to manufacture and market the Sepra Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency, to make capital contributions to the Joint Venture extent deemed necessary by the two venturers in connection with the business of the Joint Venture and to allow the use of such trademarks, tradenames and logos as the venturers shall determine to be necessary and advisable for manufacturing and marketing the Sepra Products within the Field of Activity. The Joint Venture purchases the products from Genzyme at cost, pursuant to a formula in the Joint Venture Agreement.

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

         In March 1997, the Partnership and Genzyme amended and restated the Joint Venture Agreement (as so amended and restated, the "Amended and Restated Joint Venture Agreement") to address the matters that the original Joint Venture Agreement provided were to be agreed upon on or about the time of first commercial sale and to address certain other matters. The Amended and Restated Joint Venture Agreement is retroactive to August 17, 1996, the date of first commercial sale, and provides that:

         (1) losses generated by the Joint Venture are allocated (a) the first $200,000 to the Partnership and then (b) 40% to the Partnership and 60% to Genzyme, provided, however, that to the extent a loss allocated to the Partnership would, pursuant to the terms of the Partnership Agreement, be allocated to the general partner rather than the limited partners, such loss is allocated 100% to Genzyme; and

         (2) profits are allocated (a) the first $5.6 million to the Partnership, (b) the next $8.4 million to Genzyme and (c) thereafter, 40% to the Partnership and 60% to Genzyme.

The Amended and Restated Joint Venture Agreement also provides that Genzyme will receive no reimbursement for the general and administrative services it provides to the Joint Venture until the first year in which the Joint Venture generates revenues in excess of $25 million, at which time Genzyme will receive a quarterly commission equal to 10% of the Joint Venture's revenues for such quarter. In connection with arriving at agreement on the foregoing matters, the parties also agreed to amend the Joint Venture Agreement to provide the Partnership with enhanced oversight mechanisms, including an audit right, and to eliminate Genzyme's unilateral right to withdraw from the Joint Venture.

         Marketing and Distribution Agreement

         In connection with negotiating the Amended and Restated Joint Venture Agreement, the Joint Venture and Genzyme entered into an exclusive marketing and distribution agreement (the "Marketing and Distribution Agreement") whereby Genzyme acts as sole distributor of the Sepra Products for the Joint Venture. The Joint Venture agreed to sell Sepra Products to Genzyme at the price at which Genzyme sells the applicable products to the end-user less a distributor's discount (subject to a minimum purchase price), and also agreed to reimburse Genzyme for certain costs incurred in connection with market introduction of the Sepra Products. The economic terms of the Marketing and Distribution Agreement are intended to be substantially similar to those that would be applicable if Genzyme provided such services in its capacity as a venturer rather than as a distributor.

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

         Partnership Purchase Option Agreement

         Under the terms of the Partnership Purchase Option Agreement, Genzyme has an irrevocable option to purchase all of the limited partnership interests in the Partnership for an advance payment (subject to recoupment by Genzyme out of royalty payments in subsequent years) per limited partnership interest equal to, at Genzyme's option, $35,000 in cash, an equivalent amount in Genzyme common stock (valued at a 5% discount from the market value of such stock) or a combination of the two, and quarterly royalty payments for a period of ten years after the buy-out date equal to 10% of product sales in the Territory (and 6% of such sales in Europe, but only to the extent necessary to meet certain projections made in connection with the Partnership's unit offering) and 5% of any revenues derived by Genzyme from sales in the Territory of non-HA-based competing products (and 3% of such sales in Europe, but only to the extent necessary to meet the projections referred to above).

         Genzyme's option to purchase the limited partnership interests is exercisable during the 90-day period commencing on August 31, 2000, but such commencement date may be accelerated to the last day of the first month in which the Partnership has received distributions from the Joint Venture in an aggregate amount of at least $5.5 million. The Partnership has received no such distributions from the Joint Venture as of December 31, 1998, and none are anticipated for 1999.

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

         The Partnership, through the exclusive license from Genzyme, has rights to issued United States patents and pending United States patent applications covering modified HA compositions. The Partnership, also through the exclusive license from Genzyme, also has rights to issued United States patents and pending United States patent applications that cover methods for using native HA solutions to coat body tissues prior to surgical manipulation.

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

         A device (other than a Class III device) which is proved to be substantially equivalent to a device marketed prior to May 28, 1976, when government regulations for devices were first introduced, can be marketed after approval of a 510(k) application rather than the filing of an IDE and a PMA. The 510(k) application must contain a description of the device, its methods of manufacture and quality control procedures and the results of testing to demonstrate that the device is substantially equivalent to the device already marketed.

         The data submitted to the FDA for the Sepra Products also should be sufficient to obtain marketing approval of the Sepra Products from the appropriate regulatory authorities in Canada after appropriate submission and review in that country. Approval to market Seprafilm(R) Bioresorbable Membrane in Canada was obtained in this manner.

Research and Development Costs

         During its fiscal year ended December 31, 1998, the Partnership spent approximately $8.4 million on research and development activities, all of which was funded by Genzyme.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

No public or other market exists or is expected to develop for ownership interests in the Partnership. Partnership interests are not transferable without the consent of the General Partner and satisfaction of certain other conditions contained in Article 8 of the Agreement of Limited Partnership (the "Partnership Agreement"). There were approximately 767 holders of record of Class A Partnership interests and 1 holder of Class B Partnership interests as of March 1, 1999.

There have been no cash distributions to the partners to date. Any distributions in the future will be made by the General Partner to the partners as soon as practicable after the end of each fiscal quarter, in proportion to the partners' respective adjusted capital contributions, subject to certain limitations as provided in the Partnership Agreement.


ITEM 6.  SELECTED FINANCIAL DATA


                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)           1998         1997           1996           1995            1994
-------------------------------------------------------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:

Royalty revenues................................   $     145     $      51      $      23      $       -       $      -

Costs and expenses:
  Research and development (1)..................           -             -              -              -            980
  Management fee................................           -             -              -              -            115
  Amortization of organization and
   start-up costs...............................           -             -              -              -             76
  Administrative expenses.......................          93           154            404            124             81
                                                   ---------     ---------      ---------      ---------       --------
      Total operating costs and expenses........          93           154            404            124          1,252
                                                   ---------     ---------      ---------      ---------       --------
Operating income (loss).........................          52          (103)          (381)          (124)        (1,252)

Other income (expenses):
  Equity in net loss of joint venture...........        (592)         (908)          (200)             -              -
  Investment income.............................           3            25             29             38             24
                                                   ---------     ---------      ---------      ---------       --------
      Total other income (expenses).............        (589)         (883)          (171)            38             24
                                                   ---------     ---------      ---------      ---------       --------
Net loss........................................   $    (537)    $    (986)     $    (552)     $     (86)      $ (1,228)
                                                   =========     =========      =========      =========       ========

Net loss per partnership unit:
Limited partners -- based on 737 units (2)......   $       0     $       0      $    (461)     $    (116)      $ (1,650)
                                                   ==========    =========      =========      =========       ========
General partner -- based on 1 unit..............   $(537,000)    $(986,000)     $(212,000)     $    (860)      $(12,280)
                                                   =========     =========      =========      =========       ========

There were no cash dividends paid.

                                                                                  DECEMBER 31,
                                                   ---------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 1998         1997           1996           1995            1994
------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Working capital...................................     $(219)      $ (274)         $(196)         $349            $420
Total assets......................................       187          631            159           466             618
Partners' capital (deficit).......................      (219)         318           (196)          349             420


(1) Genzyme has funded the Partnership's research and development activities since the first quarter of 1994, when all of the Partnership's funds available for research and development were depleted. Since that time, Genzyme spent approximately $8.4 million on the Partnership's development programs in 1998, $7.3 million in 1997, $6.0 million in 1996, $6.4 million in 1995 and $6.5 million in 1994. Genzyme currently intends to fund the programs through 1999 at a level consistent with prior years and the 1999 budget for the programs.

(2) The Limited Partners had no book basis in their respective capital accounts as of December 31, 1996, and therefore no losses were allocated to the Limited Partners in 1998 and 1997 for financial statement purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion is a summary of what the General Partner considers to be the key factors affecting Genzyme Development Partners, L.P. (the "Partnership") results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion represent the expectations of the General Partner as of the filing date of this Form 10-K. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to the risk and uncertainties described under the caption "Factors Affecting Future Operating Results." Partners and potential investors should carefully consider these risks and uncertainties in evaluating the Partnership's financial condition and results of operations.


RESULTS OF OPERATIONS The net loss for the year ended December 31, 1998 was $537,000 compared to losses of $986,000 and $552,000 for 1997 and 1996, respectively. In August 1996, Genzyme received marketing approval for the Partnership's first product, Seprafilm(R) Bioresorbable Membrane, and commenced commercial sales of Seprafilm(R) Bioresorbable Membrane in the U.S. on behalf of Genzyme Ventures II (the "Joint Venture") a joint venture between the Partnership and Genzyme. Of the losses recorded for the years ended December 31, 1998 and December 31, 1997, $592,000 and $908,000, respectively, were the result of the Partnership's share of the losses from the Joint Venture that were allocated to the Partnership pursuant to the Amended and Restated Joint Venture Agreement. The decrease in the loss for the year ended December 31, 1998 is because the Partnership could be allocated no greater than $592,000 of the loss of the Joint Venture, the capital balance of the Partnership was $592,000 at the beginning of the year, and the Partnership made no capital contributions in 1998. In 1996, the net loss was due primarily to administrative expenses of $404,000 and losses from the Joint Venture of $200,000. The loss from the Joint Venture in 1996 was limited to the Partnership's basis in the Joint Venture, which was $200,000. As of December 31, 1998, the Partnership's basis in the Joint Venture was zero, and therefore, no additional losses from the Joint Venture will be allocated to the Partnership unless the Partnership makes additional contributions to the Joint Venture.

Under the terms of the Cross License Agreement, the Partnership is entitled to receive a royalty of 6% of net revenues recognized from European sales of products (the "Sepra Products") intended to be used to limit the incidence and severity of postoperative adhesions, under certain conditions. In 1998, 1997 and 1996, the Partnership earned $145,000, $51,000 and $23,000, respectively, of royalty revenue based on European sales of the Sepra Products by Genzyme which began in late 1995. The increase in 1998 was primarily due to increased shipments of Sepra Products in Europe.

For the years ended December 31, 1998, 1997 and 1996, investment income earned by the Partnership amounted to $3,000, $25,000 and $29,000, respectively.

No research and development expenses were paid to Genzyme during 1998, 1997 or 1996. Genzyme has funded the Partnership's research and development activities since the first quarter of 1994, when all of the Partnership's funds available for research and development were depleted. Genzyme spent approximately $6.7 million on the Partnership's development programs in 1998 as compared to $7.3 million in 1997 and $6.0 million in 1996. Genzyme currently intends to fund the programs through 1999 at a level consistent with prior years and the 1999 budget for the programs.

Administrative expenses were $93,000, $154,000 and $404,000 in 1998, 1997 and 1996, respectively. Administrative expenses in 1998 consisted primarily of professional service expenses. Administrative expenses in 1997 and 1996 consisted primarily of legal fees. Of the $304,000 in legal costs incurred in 1996, $154,000 is attributable to legal costs incurred in evaluating and responding to Genzyme's offer to purchase substantially all the assets of the Partnership, which was subsequently withdrawn. Legal expenses have declined primarily due to the absence of any pending legal issues involving the Partnership. Genzyme currently intends to fund any administrative expenses in excess of the Partnership's available cash in 1999.


FINANCIAL CONDITION
As of December 31, 1998, the Partnership had $97,000 in cash and cash equivalents compared to $22,000 as of December 31, 1997. All of such funds are reserved for general and administrative expenses.

The Partnership's future profitability is entirely dependent upon the Joint Venture's sales of the Sepra Products. The Joint Venture commenced operations following receipt of FDA marketing approval of Seprafilm(R) Bioresorbable Membrane in August 1996. Seprafilm(R) Bioresorbable Membrane is the first Sepra Product to obtain FDA marketing approval and was launched in the United States during the fourth quarter of 1996. Seprafilm(R) Bioresorbable Membrane is being marketed in the United States and Canada by Genzyme on behalf of the Joint Venture. On May 5, 1997, the General and Plastic Surgery Devices Panel of the FDA's Medical Devices Advisory Committee recommended that Genzyme not be granted approval to market Sepracoat(TM) Coating Solution for the reduction of adhesions in abdominal and pelvic surgery. Genzyme subsequently withdrew the pre-market approval application for the Sepracoat(TM) product. In December 1997, Genzyme decided to discontinue development of Sepracoat(TM) product for the United States market but markets Sepracoat(TM) Coating Solution in Europe.

In 1997, Genzyme contributed $1.5 million of cash to the Partnership. The Partnership has contributed its technology and $1.7 million to the Joint Venture and Genzyme has contributed its agreement to manufacture and market the Sepra Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency, to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture.

Pursuant to the terms of the Amended and Restated Joint Venture Agreement, the Partnership will receive the first $5.6 million in profits generated by the Joint Venture, Genzyme will receive the next $8.4 million in profits and, thereafter, Genzyme and the Partnership will receive a 60% and 40% share, respectively, of the profits of the Joint Venture. The first $200,000 of the Joint Venture's losses were allocated to the Partnership and thereafter losses are allocated 40% to the Partnership and 60% to Genzyme except to the extent that any losses allocable to the Partnership would result in the allocation of such loss to the General Partner of the Partnership as a result of the Partnership's Limited Partners' capital account balance having been previously reduced to zero. In such an event, 100% of the losses, in excess of the first $200,000, are allocated to Genzyme.

In 1996, the Partnership's capital account was reduced to zero after the allocation of $200,000 of the Joint Venture losses to the Partnership and, accordingly, 100% of the Joint Venture losses in excess of $200,000 were allocated to Genzyme. As a result of the Partnership's capital contribution of $1.5 million in cash to the Joint Venture in 1997, the Partnership was allocated 40% of the Joint Venture losses during 1997. In 1998, the Partnership made no additional capital contributions to the Joint Venture and after the allocation of $592,000 in losses, the Partnership's capital account was reduced to zero resulting in the allocation of 100% of the losses in excess of $592,000 to Genzyme.

The Joint Venture's revenues from sales of the Sepra Products during 1998 were $5.6 million as compared to $3.2 million in 1997 and $0.4 million in 1996. For the years ended December 31, 1998, 1997 and 1996, the Joint Venture incurred net losses of $4.8 million, $2.3 million and $2.5 million, respectively, primarily attributable to costs associated with the introduction, selling and marketing of Seprafilm(R) Bioresorbable Membrane to the healthcare marketplace. In 1998, 1997 and 1996, the Limited Partners' shares of the Partnership's losses exceeded the remaining Limited Partners' capital and, accordingly, approximately $532,000, $976,000 and $207,000, respectively, of the Partnership's losses which would have been attributable to the Limited Partners were re-allocated to the General Partner pursuant to the terms of the Partnership Agreement.


FACTORS AFFECTING FUTURE OPERATING RESULTS

REQUIREMENTS FOR ADDITIONAL FUNDING
Substantial additional funds will be required to complete the development and clinical testing of the Sepra Products. Genzyme has funded the research and development program for the Sepra Products on an annual basis since the first quarter of 1994 when all of the funds of the Partnership available to develop its products were depleted. Genzyme currently intends to continue to provide such funding through 1999. Genzyme currently intends to fund administrative expenses in excess of the Partnership's available cash through 1999. Genzyme is not obligated to provide such funding after 1999. If Genzyme stops funding the Partnership, there can be no assurances that the Partnership will be able to obtain any additional financing or find it on favorable terms. If the Partnership has insufficient funds or is unable to raise additional funds, it may delay, reduce or eliminate all or certain of its programs.

UNCERTAINTIES INHERENT IN THE DEVELOPMENT OF BIOTECHNOLOGY PRODUCTS
Genzyme and the Partnership will need to conduct substantial research and development, undertake preclinical and clinical testing and pursue regulatory approvals of many of the Sepra Products before they can be commercialized. There can be no assurances that these efforts will be successful. Clinical trials may not support the efficacy or safety of products. Problems may be encountered in clinical trials that may lead to the delay or suspension of the trials.

NO ASSURANCE OF COMMERCIAL SUCCESS
Successful commercialization of the Sepra Products will depend on many factors, including the breadth of labeling claims allowed by the FDA and other regulatory authorities, the response of surgeons to the data from clinical trials, market acceptance of the Sepra Products, Genzyme and the Joint Venture's ability to supply sufficient product to meet market demand, the degree to which third party reimbursement is available, and the number and relative efficacy of competitive products that may subsequently enter the market. There can be no assurances that Genzyme will be able to successfully commercialize each of the Sepra Products.

FDA APPROVAL
Most of the Sepra Products will require additional FDA approval prior to marketing in the United States. There can be no assurance that such approval will be obtained or that the FDA will allow the labeling claims made for the Sepra Products or permit the marketing of these products for a broad range of applications. In January 1998, Genzyme discontinued development of Sepracoat(TM) Coating Solution for the U.S. market after an FDA advisory committee recommended against approval of the product. Genzyme may stop developing one or more of the Sepra Products if there is insufficient demand or if it encounters regulatory or developmental problems.

MARKET ACCEPTANCE
The successful commercialization of the Sepra Products will require that surgeons become convinced of the efficacy of the Sepra Products and the benefits of anti-adhesion products and incorporate the products as standard surgical practice in procedures where adhesions are a potential postoperative complication. Substantial additional efforts to educate surgeons and hospital administrators as to the benefits of these products will be required, however, in order for the products to penetrate target markets and gain broad market acceptance. There can be no assurance that the Sepra Products will gain such acceptance.

COMPETITION
The Sepra Products will face significant competition both from other HA-based products and from non-HA-based products intended to reduce adhesions resulting from surgical trauma. Competitors in the United States and elsewhere are numerous and include major pharmaceutical, chemical and biotechnology companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than the Partnership. These companies may succeed in developing products that are more effective than any that have been or may be developed by the Partnership and may also be more successful than Genzyme and the Joint Venture in producing and marketing these products.

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

Genzyme has implemented a Year 2000 compliance program to identify and minimize the Year 2000 problems. This program involves four phases: (a) conducting an inventory of Genzyme's Year 2000 issues; (b) prioritizing identified systems, programs and equipment based on materiality to Genzyme's operations; (c) assessing Year 2000 compliance; and (d) resolving Year 2000 issues through upgrades, replacements or repairs. Genzyme places each identified system or piece of equipment in one of seven categories: (i) mission critical, (ii) mission important, (iii) process critical, (iv) process important, (v) process convenient, (vi) reporting and (vii) other. The compliance program is a coordinated effort that is being conducted by each division, business unit and department within Genzyme.

Genzyme is in the fourth phase of the compliance program for its own systems, programs and equipment. Its Year 2000 exposures are primarily in the areas of information systems, financial and administration applications, manufacturing applications and equipment, and research and development support systems and equipment. Genzyme is also currently assessing compliance of identified systems and equipment. The first three phases have been substantially completed for systems programs and equipment deemed critical or important under Genzyme's operations categories (i) - (iii), and Genzyme plans to resolve Year 2000 issues for such systems, programs and equipment by mid 1999. Genzyme is also developing contingency plans with respect to categories (i) and (ii). Genzyme plans to resolve Year 2000 issues for systems, programs and equipment in categories (iv) and (v) by the end of the fourth quarter of 1999, and for systems, programs and equipment in categories (vi) and (vii) as time permits.

Concurrently with the conduct of Genzyme's internal compliance program, Genzyme is also in the process of surveying certain third parties with whom Genzyme conduct business about their Year 2000 readiness. These third parties include significant customers, suppliers, research or collaborative partners, service providers and distributors, considered to be critical to Genzyme's business. Genzyme expects to complete the survey by the end of the third quarter of 1999, and has received responses from more than half of the third parties surveyed. Genzyme will attempt to mitigate its risks with respect to such third parties' Year 2000 compliance. This may involve efforts such as identifying and securing alternative resources, stock-piling raw materials and developing joint contingency plans with critical suppliers and distributors. The failure of third parties that are significant to either Genzyme's or the Partnership's business to be Year 2000 compliant could have a material adverse effect on the Partnership's operations.

Genzyme expects to implement successfully the systems and programming changes necessary to address Year 2000 issues, and the Partnership does not believe that the cost of such actions taken by Genzyme will have a material effect on the Partnership's results of operations or financial condition. There can be no assurance that Genzyme will resolve its Year 2000 issues by the end of 1999 or that there will not be a delay in, or increased costs associated with, the implementation of such changes. Genzyme's inability to implement such changes could result in interruptions in, or failure of, certain normal business activities or operations of Genzyme that may have an adverse effect on future results of operations of the Partnership. Genzyme compliance program is an ongoing process, and the estimated timetables for the program discussed above are subject to change.

EURO-THE NEW EUROPEAN CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro and adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for non-cash transactions. These participating countries now issue sovereign debt exclusively in Euros, and have redenominated their outstanding sovereign debt. These countries no longer control their own monetary policies by directing independent interest rates for their legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates for the Euro, is exercised by the new European Central Bank.

The legacy currencies of these 11 countries are scheduled to remain legal tender in those countries as denominations of the Euro until January 1, 2002. Until that date, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency on a "no compulsion, no prohibition" basis.

All of the Partnership's revenues to date have been royalties derived from Genzyme's sale of Sepra Products for use in the Field of Activity in Europe. Genzyme has formed committees to address the business implications of the Euro conversion, to communicate information about the conversion throughout the organization, create global coordination among functional areas and address specific accounting, treasury and tax issues relating to the Euro. Genzyme's management believes that the Euro conversion will not affect any of Genzyme's outstanding derivatives and forward contracts, or any of its other material commercial contracts. Similarly, Genzyme's management does not foresee any increased currency exchange rate risk as a result of the Euro conversion.

Genzyme is assessing whether there are any long term competitive implications of the Euro conversion. While no material risks have been identified to date, individual European governments may pressure Genzyme to have consistent European pricing, and individual customers and distributors in Europe may choose to begin purchasing products in the country where the Euro price is lowest.

Because the Internal Revenue Service has not yet issued final regulations regarding the Euro, no assessment can be made as to the tax consequences of the conversion at this time. If the temporary regulations currently in place are adopted in their entirety, Genzyme's management believes that there will be no material tax consequences of the conversion to Genzyme or the Partnership.

Because Genzyme's existing accounting and finance software is currently able to use Euro-based accounts, its management believes that the cost of upgrading software and other information systems for the conversion will be immaterial.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires entities to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Partnership will adopt SFAS 133 by January 1, 2000. SFAS 133 is not expected to significantly impact the financial statements of the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not Applicable.

ITEM 8.         FINANCIAL STATEMENTS





                                                                                                              PAGE NO.
                                                                                                              --------
Report of Independent Accountants...............................................................................    14

Statements of Operations - For the Years Ended December 31, 1998, 1997 and 1996.................................    15

Balance Sheets - December 31, 1998 and 1997.....................................................................    16

Statements of Cash Flows - For the Years Ended December 31, 1998, 1997 and 1996.................................    17

Statements of Changes in Partners' Capital (Deficit) - For the Years Ended December 31, 1998, 1997 and 1996.....    18

Notes to Financial Statements...................................................................................    19



All schedules are omitted since the required information is inapplicable or has been presented in the financial statements and related notes.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Genzyme Development Corporation II and Partners of Genzyme Development Partners, L.P.:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of Genzyme Development Partners, L.P. (the "Partnership"), at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note A to the financial statements, the Partnership expended all available research and development funds in 1994. Genzyme Corporation, however, has funded the research on behalf of the Partnership through advances since 1994 and has committed to fund research, development, general and administrative expenses in 1999.






                                         PricewaterhouseCoopers LLP






Boston, Massachusetts
March 11, 1999

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------
                                                                         1998             1997               1996
                                                                         ----             ----               ----

Royalty revenue from Genzyme Corporation (Note C).............         $     145        $      51         $      23

Costs and expenses:
   Administrative expenses....................................                93              154               404
                                                                       ---------        ---------         ---------
Operating income (loss).......................................                52            (103)              (381)

Other income (expenses):
   Equity in net loss of joint venture (Note C)...............              (592)            (908)             (200)
   Investment income..........................................                 3               25                29
                                                                       ---------        ---------         ---------
       Total other income (expenses)..........................              (589)            (883)             (171)
                                                                       ---------        ---------         ---------
Net loss......................................................         $    (537)       $    (986)        $    (552)
                                                                       =========        =========         =========

Net loss attributable to each partnership unit:
   Limited Partners -- based on 737 units.....................         $       0        $       0         $    (461)
                                                                       =========        =========         =========
   General Partner -- based on 1 unit.........................         $(537,000)       $(986,000)        $(212,000)
                                                                       =========        =========         =========




























     The accompanying notes are an integral part of these financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
BALANCE SHEETS
(In thousands)

                                                                                           DECEMBER 31,
                                                                                      ----------------------
                                                                                      1998              1997
                                                                                      ----              ----

ASSETS

Cash and cash equivalents.......................................................     $   97           $   22
Royalty receivable from Genzyme (Note C)........................................         90               17
Investment in Joint Venture (Note C)............................................          -              592
                                                                                      -----           ------
   Total assets................................................................       $ 187           $  631
                                                                                      =====           ======


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accrued expenses................................................................      $  61           $   79
Payable to Genzyme Corporation (Note C).........................................        345              234
                                                                                      -----           ------
   Total liabilities............................................................        406              313
                                                                                      -----           ------

Commitments and contingencies (Note C)..........................................

Partners' capital (deficit) (including accumulated deficit of $34,370):
     General partner............................................................       (192)             345
     Class A limited partners...................................................          -                -
     Class B limited partners...................................................          -                -
                                                                                      -----           ------
                                                                                       (192)             345
     Less: unpaid partners' capital.............................................        (27)             (27)
                                                                                      -----           ------
         Total partners' capital (deficit)......................................       (219)             318
                                                                                      -----           ------

         Total liabilities and partners' capital (deficit)......................      $ 187           $  631
                                                                                      =====           ======

















    The accompanying notes are an integral part of these financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
(In thousands)


                                                                          FOR   THE   YEARS   ENDED   DECEMBER 31,
                                                                         -----------------------------------------
                                                                           1998            1997              1996
                                                                          -----          -------            -----

Cash Flow from Operating Activities:
  Net loss.........................................................       $(537)         $  (986)           $(552)
  Reconciliation of net loss to net cash provided (used) by
   operating activities:
     Equity in net loss of joint venture..........................          592              908              200
     Increase (decrease) in cash from working capital:
       Royalties receivable from Genzyme Corporation...............         (73)              (9)              (8)
       Payable to Genzyme Corporation and accrued expenses.........          93              (42)             238
                                                                          -----          -------            -----
  Net cash provided (used) by operating activities.................          75             (129)            (122)

Cash Flow from Investing Activities:
     Investment in joint venture...................................           -           (1,500)            (200)

Cash Flow from Financing Activities:
     Capital contributed by Genzyme................................           -            1,500                -
     Proceeds from issuance of partnership units...................           -                -                7
                                                                          -----          -------            -----
  Net cash provided by financing activities........................           -            1,500                7

Increase (decrease) in cash and cash equivalents...................          75             (129)            (315)
Cash and cash equivalents at beginning of period...................          22              151              466
                                                                          -----          -------            -----
Cash and cash equivalents at end of period.........................       $  97          $    22            $ 151
                                                                          =====          =======            =====









   The accompanying notes are an integral part of these financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(In thousands)

                                                    General         Class A       Class B         Unpaid           Total
                                                   Partner's        Limited       Limited        Partners'       Partners'
                                                    Capital         Partners'    Partners'        Capital         Capital
                                                   (Deficit)        Capital       Capital        (Deficit)       (Deficit)
                                                   ---------        -------       -------        ---------       ---------
Balance at December 31, 1995....................    $   43          $  340         $     -         $  (34)         $  349

Capital paid during 1996........................         -               -               -              7               7
Net Loss........................................      (212)           (340)              -              -            (552)
                                                    ------          ------         -------         ------          ------
   Balance at December 31, 1996.................      (169)              -               -            (27)           (196)

Capital paid during 1997........................     1,500               -               -              -           1,500
Net Loss........................................      (986)              -               -              -            (986)
                                                    ------          ------         -------         ------          ------
   Balance at December 31, 1997.................    $  345          $    -         $     -            (27)            318

Net Loss........................................      (537)         $    -               -              -            (537)
                                                    ------          ------         -------         ------          ------
   Balance at December 31, 1998.................    $ (192)         $    -         $     -         $  (27)         $ (219)
                                                    ======          ======         =======         ======          ======































   The accompanying notes are an integral part of these financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

The Partnership was formed in September 1989 with the objective to develop, produce and derive income from the sale of the Sepra Products. The Sepra Products are based on hyaluronic acid ("HA"), a naturally occurring biopolymer with unique physical properties. In August 1996, Genzyme received marketing approval from the FDA for the Partnership's first product, Seprafilm(R) Bioresorbable Membrane, and commenced commercial sales of Seprafilm(R) Bioresorbable Membrane in the U.S. on behalf of the Joint Venture.

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

Profits and losses of the Partnership are generally allocated 99% to the Limited Partners and 1% to the General Partner. After the Class A Limited Partners have received distributions aggregating 100% of their capital contribution to the Partnership, the Class B Limited Partner will be entitled to receive 5% of profits and losses allocated to the Class A Limited Partners. Losses allocable to the Limited Partners in excess of their capital contributions to the Partnership are allocated to the General Partner. In 1998, 1997 and 1996, approximately $532,000, $976,000 and $207,000, respectively, of losses allocable to the Limited Partners, but in excess of their capital contribution, were re-allocated to the General Partner pursuant to the terms of the Partnership Agreement.

The Partnership has incurred net losses since inception and substantially all funding, except for a cash reserve of which $97,000 remained as of December 31, 1998, for general and administrative expenses, was spent by the end of the first quarter of 1994. The General Partner believes that substantial additional funds will be required to complete the development and clinical testing and commercialization of the remaining Sepra Products other than Seprafilm(R) Bioresorbable Membrane. Genzyme funded these activities from 1994 through 1998, and currently intends to continue such funding through December 31, 1999. Genzyme also currently intends to fund administrative expenses in excess of the Partnership's cash.

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

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

UNCERTAINTIES
The Partnership is subject to risks common to companies in the biotechnology industry, including, but not limited to, development by the Partnership or its competitors of new technological innovations, the ability to obtain and maintain adequate protection of proprietary technology, the ability to obtain reimbursement for its products, healthcare cost containment initiatives, product liability, market acceptance of new products and compliance with applicable governmental regulations.

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

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS 133. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Partnership will adopt SFAS 133 by January 1, 2000. SFAS 133 is not expected to significantly impact the financial statements of the Partnership.

NOTE C - AGREEMENTS WITH GENZYME CORPORATION
The Partnership has entered into the following agreements with Genzyme:

DEVELOPMENT AGREEMENT
The Development Agreement calls for Genzyme to develop the Sepra Products for the Partnership to be used as surgical aids to limit the incidence and severity of postoperative adhesions. The Partnership was required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a ten percent (10%) management fee, up to the available Partnership funds. A non-refundable retainer fee of $1.5 million was paid by the Partnership to Genzyme when the Partnership commenced. The General Partner has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. Genzyme has no obligation to fund the programs beyond the available Partnership funds but has done so after the available Partnership funds were expended in the first quarter of 1994. Genzyme spent approximately $8.4 million, $7.3 million and $6.0 million on the Partnership's development programs in 1998, 1997 and 1996, respectively, and currently intends to fund the programs through 1999 on a level consistent with previous years and the 1999 budget for the program.

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

JOINT VENTURE AGREEMENT

In March 1997, the Partnership and Genzyme reached agreement concerning the operation of and allocations of profits and losses from the Joint Venture. Under the terms of these agreements, Genzyme purchases product from the Joint Venture for resale by Genzyme as sole distributor for the Joint Venture. Genzyme purchases the products from the Joint Venture at Genzyme's price to the end-user less a distributor's discount (subject to a minimum price) and receives reimbursement for certain costs incurred in connection with the market introduction of the Sepra Products. Genzyme holds the inventory of the Sepra Products and sells it to the Joint Venture upon the sales by Genzyme to third parties. Genzyme is not entitled to reimbursement for general and administrative services it provides to the Joint Venture until the first year in which the Joint Venture generates more than $25.0 million in revenues, at which time Genzyme will receive a quarterly commission for general and administrative services in an amount equal to 10% of the Joint Venture's gross revenues. Pursuant to the terms of the Amended and Restated Joint Venture Agreement, the Partnership will receive the first $5.6 million in profits generated by the Joint Venture, Genzyme will receive the next $8.4 million in profits and, thereafter, the Partnership and Genzyme will receive a 40% and 60% share, respectively, of the profits of the Joint Venture. The first $200,000 of the Joint Venture's losses were allocated to the Partnership and thereafter losses are allocated 40% to the Partnership and 60% to Genzyme except to the extent that any losses allocable to the Partnership would result in the allocation of such loss to the General Partner of the Partnership as a result of the Partnership's Limited Partners' capital account balance having been previously reduced to zero. In such an event, 100% of the losses, in excess of the first $200,000, are allocated to Genzyme.

In 1997, Genzyme contributed $1.5 million to the Partnership. The Partnership has contributed its technology and $1.7 million to the Joint Venture and Genzyme has contributed its agreement to manufacture and market the Sepra Products, to make non-interest bearing loans to the Joint Venture in the amount of any working capital deficiency, to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the Joint Venture and to allow the use of such trademarks, tradenames and logos as the venturers shall determine to be necessary and advisable for manufacturing and marketing the Sepra Products within the United States and Canada. The Joint Venture began to engage in active business after receipt of FDA marketing approval for Seprafilm(R) Bioresorbable Membrane on August 17, 1996 (commencement of operations). The allocation of the Joint Venture's losses for the years ending December 31, 1998 and 1997 and for the period from August 17, 1996 through December 31, 1996 are pursuant to the terms of the Amended and Restated Joint Venture Agreement, which were retroactive to August 17, 1996.

Condensed financial information and allocation of the losses of the Joint Venture are summarized below:

                                                                                                        FOR THE
                                                                                                      PERIOD FROM
                                                                                                    AUGUST 17, 1996
                                                                                                     (COMMENCEMENT
                                                                     FOR THE          FOR THE        OF OPERATIONS)
                                                                    YEAR ENDED       YEAR ENDED            TO
                                                                   DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
           (DOLLARS IN THOUSANDS)                                     1998            1997                1996
          ---------------------------------------------------------------------------------------------------------
          Revenues...................................              $  5,598           $ 3,210         $    435
          Operating expenses.........................               (10,393)           (5,479)          (2,914)
          Gross profit...............................                 3,155             2,342              201
          Net loss...................................                (4,775)           (2,269)          (2,479)

          Allocated to GDP...........................              $   (592)          $  (908)         $  (200)
          Allocated to Genzyme.......................              $ (4,183)          $(1,361)         $(2,279)

                                                                                    DECEMBER 31,
                                                                      ----------------------------------
          (DOLLARS IN THOUSANDS)                                            1998             1997
          ----------------------------------------------------------------------------------------------
          Joint Venturer's capital - Genzyme..................             $  20            $1,108
          Joint Venturer's capital - GDP......................             $   -            $  592


MARKETING AND DISTRIBUTION AGREEMENT
In connection with negotiating the Amended and Restated Joint Venture Agreement, the Joint Venture entered into an exclusive marketing and distribution agreement (the "Marketing and Distribution Agreement") with Genzyme, whereby Genzyme will act as sole distributor of the Sepra Products for the Joint Venture. The Joint Venture agreed to sell Sepra Products to Genzyme at the price at which Genzyme sells the applicable products to the end-user less a distributor's discount (subject to a minimum purchase price) and also agreed to reimburse Genzyme for certain costs incurred in connection with market introduction of the Sepra Products. The economic terms of the Marketing and Distribution Agreement are intended to be substantially similar to those that would be applicable if Genzyme provided such services in its capacity as a venturer rather than as a distributor.

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

PARTNERSHIP PURCHASE OPTION AGREEMENT
The Partnership Purchase Option Agreement grants Genzyme the option to purchase the limited partnership interests during the 90-day period commencing on August 31, 2000, but such commencement date may be accelerated to the last day of the month in which the aggregate Joint Venture distributions to the Partnership are equal to at least $5.5 million. If Genzyme exercises the Partnership Purchase Option Agreement, each Limited Partner will receive approximately $35,000 per partnership unit, in cash, Genzyme common stock, or any combination thereof. Additionally, the Limited Partners will receive quarterly royalty payments for a period of ten years after the buyout date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Exclusive management and control of the business of the Partnership is vested in the General Partner. Accordingly, the following information pertains to the directors and executive officers of the General Partner:

                  NAME                             AGE                 POSITION
                  ----                             ---                 --------
       Henri A. Termeer..........................  53       President and director since September 1989
       W. Gerald Austen, M.D.....................  69       Director since February 1990
       David J. McLachlan........................  60       Treasurer since June 1990
       Earl M. Collier, Jr.......................  52       Director since September 1997
       Stelios Papadopoulos, Ph.D................  51       Director since November 1998

Directors of the General Partner are elected annually by Genzyme, its sole stockholder, and each officer's term of office extends until the meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified.

Pursuant to a voting agreement between Genzyme and PaineWebber R&D Partners II, L.P. (the "Fund"), the holder of 15% of the Class A Limited Partnership Interests, Genzyme has agreed to nominate and vote its shares for the election of directors such that at least half of the directors of the General Partner consist of persons designated by the Fund. Dr. Papadopoulos and Dr. Austen are the directors designated by the Fund. Directors designated by the Fund may not be removed without the written approval of the Fund. No mechanism has been provided to resolve a deadlock on the Board of Directors.

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

Dr. Austen has served as a director of the General Partner since February 1990. Dr. Austen currently is Chairman and Chief Executive Officer of the Massachusetts General Physicians Organization. In addition, Dr. Austen is the Edward D. Churchill Professor of Surgery at the Harvard Medical School. Dr. Austen is also a director of ABIOMED, Inc.

Mr. McLachlan has served as Treasurer of the General Partner since June 1990. He has served as Executive Vice President, Finance of Genzyme since September 1996. Mr. McLachlan served as Senior Vice President, Finance of Genzyme from December 1989 to September 1996 and has held the position of Chief Financial Officer since 1989. Prior to joining Genzyme, he served for more than five years as Chief Financial Officer for Adams-Russell Electronics, Inc., a defense electronics manufacturer, and Adams-Russell Co., Inc., a cable television company. Mr. McLachlan is a director of HearX, Ltd., a company providing products and services to the hearing impaired.

Mr. Collier has served as a director of the General Partner since September 1997. He joined Genzyme in January 1997 as Senior Vice President, Health Systems and has served as Executive Vice President since July 1997. Mr. Collier is responsible for Genzyme's Surgical Products business unit. Prior to joining Genzyme, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of health care services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm Hogan & Hartson, which he joined in 1981.

Dr. Papadopoulos has served as a director of the General Partner since November 1998. He is an investment banker at PaineWebber Inc., focusing on the biotechnology and pharmaceutical sectors and Chairman of PaineWebber Development Corp., a PaineWebber subsidiary. He joined PaineWebber in April 1987. In addition, Dr. Papadopoulos is an Adjunct Associate Professor of Cell Biology at New York University Medical Center. He is also a director of Diacrin, Inc.

EXCHANGE ACT SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

The executive officers and directors of the General Partner are required under
Section 16(a) of the Exchange Act to file reports of ownership of Partnership securities and changes in ownership with the Securities and Exchange Commission. ("SEC"). Copies of those reports must be furnished to the Company.

Based solely on a review of the copies of reports furnished to the Partnership and written representations that no other reports were required, the General Partner believes that during 1998 the executive officers and directors of the General Partner complied with all applicable Section 16(a) filing requirements, except that Dr. Papadopoulos filed a Form 3 with the SEC on December 10, 1998 that was due on November 30, 1998.

ITEM 11.        EXECUTIVE COMPENSATION

The directors and officers of the General Partner other than Dr. Austen and Dr. Papadopoulos, who are paid $2,500 for each meeting of the Board of Directors, do not receive any compensation or benefits from the Partnership.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Partnership's securities by persons known to the Partnership to be beneficial owners of more than five percent of any class of Partnership interests as of February 28, 1999. No directors or officers of the Partnership own any securities of the Partnership.

                                       Name and Address                   Amount and Nature               Percentage
Title of Class                         of Beneficial Owner                of Beneficial Ownership         of Class
--------------------                   ---------------------------        -----------------------         -----------

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

         2.       Financial Statement Schedules

                  None.

         3.       Exhibits

                  The exhibits are listed below under Part IV, Item 14(c) of this Annual report.

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 1998.

 (c)          Exhibits

EXHIBIT NO.   DESCRIPTION
 3 Agreement of Limited Partnership dated as of September 13, 1989 between Genzyme Development Corporation II, as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to the Registration Statement of Genzyme Corporation on Form S-4, File No. 33-32343, and incorporated herein by reference.

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


27             Financial Data Schedule for Genzyme Development Partners, L.P.
               Filed herewith.

99 Financial Statements of Genzyme Ventures II for the years ended December 31, 1998 and 1997 and for the period from August 17, 1996 (commencement of operations) to December 31, 1996. Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENZYME DEVELOPMENT PARTNERS, L.P.

                                    By:    GENZYME DEVELOPMENT CORPORATION, II
                                           General Partner

Date: March 31, 1999                By:    /s/ David J. McLachlan
                                           ----------------------
                                           David J. McLachlan
                                           Treasurer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                   DATE

/s/ Henri A. Termeer                                 Director and Principal                  March 31, 1999
----------------------------------------             Executive Officer
Henri A. Termeer


/s/ David J. McLachlan                               Principal Financial and                 March 31, 1999
----------------------------------------             Accounting Officer
David J. McLachlan


/s/ W. Gerald Austen                                 Director                                March 31, 1999
----------------------------------------
W. Gerald Austen


/s/ Earl M. Collier, Jr.                             Director                                March 31, 1999
----------------------------------------
Earl M. Collier, Jr.


/s/ Stelios Papadopoulos                             Director                                March 31, 1999
----------------------------------------
Stelios Papadopoulos

EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
 3 Agreement of Limited Partnership dated as of September 13, 1989 between Genzyme Development Corporation II, as General Partner, and each of the Limited Partners named therein. Filed as Exhibit 10(aa) to the Registration Statement of Genzyme Corporation on Form S-4, File No. 33-32343, and incorporated herein by reference.

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

27             Financial Data Schedule for Genzyme Development Partners, L.P.
               Filed herewith.

99 Financial Statements of Genzyme Ventures II for the years ended December 31, 1998 and 1997 and for the period from August 17, 1996 (commencement of operations) to December 31, 1996. Filed herewith.