Form 10-Q
period 1999-03-31
GENZYME DEVELOPMENT PARTNERS L P
filed 1999-05-14
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999
                                                ----------------------
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                       ---------------  ---------------

         Commission file number                 0-18554
                               ----------------------------------------

                       GENZYME DEVELOPMENT PARTNERS, L.P.
================================================================================
             (Exact name of registrant as specified in its charter)



               DELAWARE                                04-3065192
--------------------------------------------------------------------------------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)



ONE KENDALL SQUARE, CAMBRIDGE, MASSACHUSETTS           02139-1562
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

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

           Unaudited Statements of Operations for the Three Months
           Ended March 31, 1999 and 1998......................................3

           Unaudited Balance Sheets as of March 31, 1999
           and December 31, 1998..............................................4

           Unaudited Statements of Cash Flows for the Three Months
           Ended March 31, 1999 and 1998......................................5

           Notes to Unaudited Financial Statements............................6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...........8

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.....................................8

Signature ....................................................................9


NOTE REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for Genzyme Development Partners, L.P. (the "Partnership") contains forward-looking statements, including statements concerning the Partnership's expected future revenues, operations and expenditures, and the intention of Genzyme Corporation ("Genzyme") to fund the Partnership's general and administrative expenses and research and development programs. These forward looking statements represent the expectations of Genzyme Development Corporation II (the "General Partner") as of the filing date of this Form 10-Q. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and adequate patent and other proprietary rights protection for its products, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration ("FDA") and other agencies regarding the Partnership's products and the indications for which the Partnership's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products, (v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) funding of the Partnership's general and administrative expenses and continued funding of the Partnership's research and development programs by Genzyme and (viii) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998
(the "1998 10-K").

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per unit data)



                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 -------------------
                                                                 1999          1998
                                                                 ----          ----

Royalty revenue from Genzyme ...........................       $    48      $       16

Costs and expenses:
     Administrative expenses ...........................            18              19
                                                               -------       ---------
Operating income (loss) ................................            30              (3)

Equity in net loss of joint venture ....................            --            (509)
Investment income ......................................             1              --
                                                               -------      ----------
     Total other income (expenses) .....................             1            (509)

Net income (loss) ......................................       $    31      $     (512)
                                                               =======      ==========

Net income (loss) attributable to each partnership unit:

     Limited partners - based on 737 units .............       $    42      $       --
                                                               =======      ==========

     General partner - based on 1 unit .................       $   310      $ (512,000)
                                                               =======      ==========








                     The accompanying notes are an integral
                  part of these unaudited financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
BALANCE SHEETS
(Unaudited)
(In thousands)




                                                                       MARCH 31,    DECEMBER 31,
                                                                            1999            1998
                                                                       ---------    ------------
                                    ASSETS

Cash and cash equivalents ...........................................     $ 136           $  97
Royalty receivable from Genzyme .....................................       100              90
Investment in Joint Venture .........................................        --              --
                                                                          -----           -----
     Total assets ...................................................     $ 236           $ 187
                                                                          =====           =====

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accrued expenses ....................................................     $  48           $  61
Payable to Genzyme ..................................................       376             345
                                                                          -----           -----
     Total liabilities ..............................................       424             406
                                                                          -----           -----

Commitments and contingencies (Note 2) ..............................        --              --

Partners' capital (deficit) (including accumulated deficit of $34,339):
     General partner ................................................      (192)           (192)
     Class A limited partners .......................................        31              --
     Class B limited partners .......................................        --              --
                                                                          -----           -----
                                                                           (161)           (192)
    Less: unpaid partners' capital ..................................       (27)            (27)
                                                                          -----           -----
       Total partners' capital (deficit) ............................      (188)           (219)
                                                                          -----           -----

       Total liabilities and partners' capital (deficit) ............     $ 236           $ 187
                                                                          =====           =====
















                     The accompanying notes are an integral
                 part of these unaudited financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)





                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 --------------------
                                                                                     1999       1998
                                                                                    ------     ------

Cash flow from Operating Activities:
     Net income (loss) ........................................................     $  31      $(512)

     Reconciliation of net loss to net cash provided by operating activities:
          Equity in net loss of joint venture .................................        --        509
          Increase (decrease) in cash from working capital:
              Royalties receivable from Genzyme ...............................       (10)        (1)
              Payable to Genzyme and accrued expenses .........................        18         19
                                                                                    -----      -----
     Net cash provided by operating activities ................................        39         15

Increase in cash and cash equivalents .........................................        39         15
Cash and cash equivalents at beginning of period ..............................        97         22
                                                                                    -----      -----
Cash and cash equivalents at end of period ....................................     $ 136      $  37
                                                                                    =====      =====
























                     The accompanying notes are an integral
                 part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                                 MARCH 31, 1999

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.   BASIS FOR PRESENTATION
     Genzyme Development Partners, L.P., a Delaware limited partnership, was formed in September 1989 with the objective to develop, produce and derive income from the sale of products intended to be used to limit the incidence and severity of postoperative adhesions (the "Sepra Products"). The Sepra Products are based on hyaluronic acid ("HA"), a naturally occurring biopolymer with unique physical properties. In August 1996, Genzyme received marketing approval from the FDA for the Partnership's first product, Seprafilm(R) Bioresorbable Membrane in the U.S. on behalf of Genzyme Ventures II (the "Joint Venture"), a joint venture between the Partnership and Genzyme.

     Per partnership unit information is based on the number of partnership units outstanding at the end of each period. The number of units outstanding has not changed since the date of capitalization of the Partnership.

     These unaudited financial statements should be read in conjunction with the 1998 10-K and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     The financial statements for the three months ended March 31, 1999 and 1998 are unaudited but include, in the opinion of management, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.   DEVELOPMENT AGREEMENT
     The Development Agreement calls for Genzyme to develop the Sepra Products for the Partnership to be used as surgical aids to limit the incidence and severity of postoperative adhesions. The Partnership was required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a ten percent (10%) management fee, up to the available Partnership funds. A non-refundable retainer fee of $1.5 million was paid by the Partnership to Genzyme when the Partnership commenced. The General Partner, which is a wholly owned subsidiary of Genzyme, has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. Genzyme has no obligation to fund the research and development programs beyond the available Partnership funds but has done so after the available Partnership funds were expended in the first quarter of 1994. Genzyme currently intends to fund the programs through 1999 on a level consistent with previous years and the 1999 budget for the program.

3.   JOINT VENTURE AGREEMENT
     For financial accounting purposes, Genzyme consolidates 100% of the losses of the Joint Venture funded by its non-interest bearing loans or capital contributions. The Partnership has not recognized losses from the Joint Venture for the quarter ended March 31, 1999, because its basis in the Joint Venture was reduced to zero in 1998. For the three months ended March 31, 1999 and March 31, 1998, the Joint Venture incurred net losses of approximately $0.5 million and $1.3 million, respectively. These losses were due to the costs associated with the selling and marketing of Seprafilm(R) Bioresorbable Membrane.

     Unaudited condensed financial information of the Joint Venture is summarized below (in thousands):



                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             ----------------------
                                               1999          1998
                                             --------      --------
     Revenues .............................  $ 1,405       $ 1,248
     Operating expenses ...................   (1,249)       (2,192)
     Net loss .............................     (472)       (1,272)


                                                                  AS OF            AS OF
                                                             MARCH 31, 1999  DECEMBER 31, 1998
                                                             --------------  -----------------
     Venturer's capital (deficit) - Genzyme ................     $(452)             $20
     Venturer's capital  - GDP .............................        --               --

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
The following discussion is a summary of the key factors the General Partner considers necessary in reviewing the Partnership's results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS
Net income for the three months ended March 31, 1999 was $31,000 as compared to a net loss of $512,000 in the corresponding period of 1998. The increase was primarily the result of the absence of any loss allocation from the Joint Venture due to the reduction of the Partnership's basis in the Joint Venture to zero during the second quarter of 1998. Royalty revenue recognized by the Partnership on European sales of the Sepra Products by Genzyme increased to $48,000 in the three months ended March 31, 1999 from $16,000 in the same period of 1998. Under the terms of the Cross License Agreement with Genzyme, the Partnership is currently entitled to receive a royalty equal to 6% of net revenues recognized from European sales of the Sepra Products to the extent necessary to pay certain projected distributions to the partners in any year. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during 1999.

FINANCIAL CONDITION
As of March 31, 1999, the Partnership had $136,000 in cash and cash equivalents, an increase of $39,000 from December 31, 1998 due to the receipt of a royalty payment from Genzyme in the first quarter of 1999. This cash balance is reserved for general and administrative expenses.

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

The General Partner believes that substantial additional funds will be required to complete the development and clinical testing of the Sepra Products. Genzyme has funded the research and development program for the Sepra Products on an annual basis since the first quarter of 1994, when all the available funds of the Partnership were substantially depleted. Genzyme is not obligated to fund additional development of the Sepra Products but currently intends to continue such funding during 1999 at a level consistent with prior years and the 1999 budget for these programs.

EURO - The New European Currency
All of the Partnership's revenues to date have been royalties derived from Genzyme's European sales of Sepra Products. Since December 31, 1998, there have been no material changes related to Genzyme's outstanding derivatives and forward contracts or any other material contracts as a result of the Euro conversion, nor have there been any material changes in Genzyme's or the Partnership's competitive position as a result of the conversion. The Partnership's disclosure related to the Euro conversion is described in the 1998 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Euro - The New European Currency," which is incorporated herein by reference.

YEAR 2000
The Partnership relies upon Genzyme to provide general and administrative and other services, and the Joint Venture relies upon Genzyme to perform manufacturing, marketing and sales services, pursuant to certain agreements between Genzyme, the Partnership and the Joint Venture that involve the use of Genzyme's computer systems and equipment. There have been no material changes in Genzyme's Year 2000 compliance program or its potential Year 2000 exposures since December 31, 1998. The Partnership's disclosure related to Year 2000 issues is described in the 1998 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000," which is incorporated herein by reference.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1999


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27 Financial Data Schedule for Genzyme Development Partners, L.P. (for EDGAR filing purposes only). Filed herewith.

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ending March 31, 1999.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1999



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




                                   GENZYME DEVELOPMENT PARTNERS, L.P.
                                   (Registrant)

                                   By:  GENZYME DEVELOPMENT CORPORATION II
                                   General Partner


DATE:      May 14, 1999            By: /s/ David J. Mclachlan
                                       ---------------------------
                                       David J. McLachlan
                                       Duly Authorized Officer and
                                       Principal Financial Officer

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 1999


                                  EXHIBIT INDEX


Exhibit
  NO.                              DESCRIPTION
-------                           -------------

  27             Financial Data Schedule for Genzyme Development
                 Partners, L.P. (for EDGAR filing purposes only).
                 Filed herewith.