Form 10-Q
period 1999-06-30
GENZYME DEVELOPMENT PARTNERS L P
filed 1999-08-16
CIK 856312

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-18554

                       GENZYME DEVELOPMENT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   04-3065192
       (State or other jurisdiction of                      (IRS Employer
        incorporation or organization)                    Identification No.)

 ONE KENDALL SQUARE, CAMBRIDGE, MASSACHUSETTS                 02139-1562
   (Address of principal executive offices)                   (Zip Code)

                                 (617) 252-7500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

================================================================================

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                           PAGE NO.
                                                                           --------
PART I.      FINANCIAL INFORMATION
ITEM 1.      Financial Statements
             Unaudited Statements of Operations for the Three and Six          2
             Months Ended June 30, 1999 and 1998.........................
             Unaudited Balance Sheets as of June 30, 1999 and December         3
             31, 1998....................................................
             Unaudited Statements of Cash Flows for the Six Months Ended       4
             June 30, 1999 and 1998......................................
             Notes to Unaudited Financial Statements.....................      5
ITEM 2.      Management's Discussion and Analysis of Financial Condition       7
             and Results of Operations...................................
ITEM 3.      Quantitative and Qualitative Disclosures About Market             9
             Risk........................................................

PART II.     OTHER INFORMATION
ITEM 6.      Exhibits and Reports on Form 8-K............................      9
Signatures   ............................................................     10

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This Quarterly Report on Form 10-Q for Genzyme Development Partners, L.P. (the "Partnership") contains forward-looking statements, including statements concerning the Partnership's expected future revenues, operations and expenditures, and the intention of Genzyme Corporation ("Genzyme") to fund the Partnership's general and administrative expenses and research and development programs. These forward looking statements represent the expectations of Genzyme Development Corporation II (the "General Partner") as of the filing date of this Form 10-Q. The Partnership's actual results could differ materially from those anticipated by the forward looking statements due to a number of factors, including (i) the Partnership's ability to complete successfully preclinical and clinical development and obtain timely regulatory approval and adequate patent and other proprietary rights protection for its products, (ii) the content and timing of decisions made by the U.S. Food and Drug Administration ("FDA") and other agencies regarding the Partnership's products and the indications for which the Partnership's products may be approved, (iii) the actual size and characteristics of markets to be addressed by the Partnership's products, (iv) market acceptance of the Partnership's products, (v) the Partnership's ability to obtain reimbursement for its products, (vi) the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors, (vii) funding of the Partnership's general and administrative expenses and continued funding of the Partnership's research and development programs by Genzyme, (viii) the ability of Genzyme and its subsidiaries and Genzyme's significant suppliers, distributors, customers and partners to be Year 2000 compliant in a timely manner and (ix) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 10-K").

                         PART I.  FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                        ------------------    -----------------
                                                        1999       1998       1999      1998
                                                        -----    ---------    ----    ---------
Royalty revenue from Genzyme........................    $ 44     $     19     $ 92    $      35

Costs and expenses:
     Administrative expenses........................      28           31       46           50
                                                        ----     --------     ----    ---------
Operating income (loss).............................      16          (12)      46          (15)

Equity in net loss of joint venture.................      --          (83)      --         (592)
Investment income...................................       1            1        2            1
                                                        ----     --------     ----    ---------
     Total other income (expenses)..................       1          (82)       2         (591)
                                                        ----     --------     ----    ---------
Net income (loss)...................................    $ 17     $    (94)    $ 48    $    (606)
                                                        ====     ========     ====    =========
Net income (loss) attributable to each partnership
  unit:
     Limited partners -- based on 737 units.........    $ 23     $     --     $ 65    $      --
                                                        ====     ========     ====    =========
     General partner -- based on 1 unit.............    $170     $(94,000)    $480    $(606,000)
                                                        ====     ========     ====    =========

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                                 BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                JUNE 30,    DECEMBER 31,
                                                                  1999          1998
                                                                --------    ------------
                           ASSETS

Cash and cash equivalents...................................      $235          $ 97
Royalty receivable from Genzyme.............................        46            90
Investment in Joint Venture.................................        --            --
                                                                  ----          ----
          Total assets......................................      $281          $187
                                                                  ====          ====

        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Accrued expenses............................................      $ 48          $ 61
Payable to Genzyme..........................................       404           345
                                                                  ----          ----
          Total liabilities.................................       452           406
                                                                  ----          ----

Commitments and contingencies (Note 2)......................        --            --

Partners' capital (deficit) (including accumulated deficit
  of $34,322):
     General partner........................................      (192)         (192)
     Class A limited partners...............................        48            --
     Class B limited partners...............................        --            --
                                                                  ----          ----
                                                                  (144)         (192)
     Less: unpaid partners' capital.........................       (27)          (27)
                                                                  ----          ----
          Total partners' capital (deficit).................      (171)         (219)
                                                                  ----          ----

          Total liabilities and partners' capital
            (deficit).......................................      $281          $187
                                                                  ====          ====

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                                ----------------
                                                                1999       1998
                                                                -----     ------
Cash flow from operating activities:
     Net income (loss)......................................    $ 48      $(606)
     Reconciliation of net income (loss) to net cash
      provided by operating activities:
          Equity in net loss of joint venture...............      --        592
          Increase (decrease) in cash from working capital:
               Royalties receivable from Genzyme............      44         (5)
               Payable to Genzyme and accrued expenses......      46         50
                                                                ----      -----
     Net cash provided by operating activities..............     138         31
                                                                ----      -----
Increase in cash and cash equivalents.......................     138         31
Cash and cash equivalents at beginning of period............      97         22
                                                                ----      -----
Cash and cash equivalents at end of period..................    $235      $  53
                                                                ====      =====

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                                 JUNE 30, 1999

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

     The financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited but include, in the opinion of management, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.  DEVELOPMENT AGREEMENT

     The Development Agreement calls for Genzyme to develop the Sepra Products for the Partnership to be used as surgical aids to limit the incidence and severity of postoperative adhesions. The Partnership was required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a ten percent (10%) management fee, up to the available Partnership funds. A non-refundable retainer fee of $1.5 million was paid by the Partnership to Genzyme when the Partnership commenced. The General Partner, which is a wholly-owned subsidiary of Genzyme, has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. Genzyme has no obligation to fund the research and development programs beyond the available Partnership funds but has done so after the available Partnership funds were expended in the first quarter of 1994. Genzyme currently intends to fund the programs through 1999 on a level consistent with previous years and the 1999 budget for the program.

3.  JOINT VENTURE AGREEMENT

     For financial accounting purposes, Genzyme consolidates 100% of the losses of the Joint Venture funded by its non-interest bearing loans or capital contributions. The Partnership has not recognized losses from the Joint Venture for the three and six months ended June 30, 1999 because its basis in the Joint Venture was reduced to zero in 1998. For the three and six months ended June 30, 1999, the Joint Venture incurred net losses of approximately $0.1 million and $0.6 million, respectively, and for the three and six months ended June 30, 1998, the Joint Venture incurred net losses of $1.9 million and $3.1 million, respectively. These losses were due to the costs associated with the selling and marketing of Seprafilm(R) Bioresorbable Membrane.

     Unaudited condensed financial information of the Joint Venture is summarized below (in thousands):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  ------------------    ----------------
                                                   1999       1998       1999      1998
                                                  -------    -------    ------    ------
Revenues........................................  $1,751     $1,578     $3,156    $2,826
Operating expenses..............................  (1,120)    (3,015)    (2,369)   (5,207)
Net loss........................................    (134)    (1,862)      (606)   (3,134)

                                                               AS OF             AS OF
                                                           JUNE 30, 1999   DECEMBER 31, 1998
                                                           -------------   -----------------
Venturer's capital (deficit) -- Genzyme..................      $(586)             $20
Venturer's capital -- GDP................................         --               --

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion is a summary of the key factors the management of the General Partner considers necessary in reviewing the Partnership's results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS

     Net income for the three and six months ended June 30, 1999 was $17,000 and $48,000, respectively, as compared to net losses of $94,000 and $606,000 in the corresponding periods of 1998. The increase was primarily the result of the absence of any loss allocation from the Joint Venture due to the reduction of the Partnership's basis in the Joint Venture to zero during the second quarter of 1998. Royalty revenue recognized by the Partnership on European sales of the Sepra Products by Genzyme increased to $44,000 and $92,000 in the three and six months ended June 30, 1999, respectively, from $19,000 and $35,000 in the same period of 1998. Under the terms of the Cross License Agreement with Genzyme, the Partnership is currently entitled to receive a royalty equal to 6% of net revenues recognized from European sales of the Sepra Products to the extent necessary to pay certain projected distributions to the partners in any year. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during 1999.

FINANCIAL CONDITION

     As of June 30, 1999, the Partnership had $235,000 in cash and cash equivalents, an increase of $138,000 from December 31, 1998 due primarily to the receipt of royalty payments from Genzyme in the first and second quarter of 1999. This cash balance is reserved for general and administrative expenses.

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

EURO -- THE NEW EUROPEAN CURRENCY

     All of the Partnership's revenues to date have been royalties derived from Genzyme's European sales of Sepra Products. Since December 31, 1998, there have been no material changes related to Genzyme's outstanding derivatives and forward contracts or any other material contracts as a result of the Euro conversion, nor have there been any material changes in Genzyme's or the Partnership's competitive position as a result of the conversion. The Partnership's disclosure related to the Euro conversion is described in the 1998 10-K under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Euro -- The New European Currency," which is incorporated herein by reference.

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

                                   FORM 10-Q
                                 JUNE 30, 1999

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        27 Financial Data Schedule for Genzyme Development Partners, L.P. (for
           EDGAR filing purposes only). Filed herewith.

     (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ending June 30, 1999.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                                   FORM 10-Q
                                 JUNE 30, 1999

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

                                            GENZYME DEVELOPMENT PARTNERS, L.P.
                                            (Registrant)

                                            By: GENZYME DEVELOPMENT CORPORATION
                                            II,
                                            its General Partner

                                            By: /s/ MICHAEL S. WYZGA

                                              ----------------------------------
                                              Michael S. Wyzga
                                              Treasurer and Chief Financial
                                                Officer

DATE: August 16, 1999

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                                   FORM 10-Q
                                 JUNE 30, 1999

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 27        Financial Data Schedule for Genzyme Development Partners,
           L.P. (for EDGAR filing purposes only). Filed herewith.