Form 10-Q
period 1999-09-30
GENZYME DEVELOPMENT PARTNERS L P
filed 1999-11-15
CIK 856312

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 (617) 252-7500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----    ----

================================================================================

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                         FORM 10-Q, SEPTEMBER 30, 1999

                               TABLE OF CONTENTS

                                                                           PAGE NO.
                                                                           --------
PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements
             Unaudited Statements of Operations for the Three and Nine
             Months Ended September 30, 1999 and 1998....................      2
             Unaudited Balance Sheets as of September 30, 1999 and
             December 31, 1998...........................................      3
             Unaudited Statements of Cash Flows for the Nine Months Ended
             September 30, 1999 and 1998.................................      4
             Notes to Unaudited Financial Statements.....................      5
Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................      7
Item 3.      Quantitative and Qualitative Disclosures About Market
             Risk........................................................     11

PART II.     OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K............................     11
Signatures...............................................................     12

NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This Quarterly Report on Form 10-Q for Genzyme Development Partners, L.P. (the "Partnership") contains forward-looking statements, including statements concerning:

     - the Partnership's expected future revenues, operations and expenditures; and

     - the intention of Genzyme Corporation to fund the Partnership's research and development programs.

     These forward-looking statements represent the expectations of Genzyme Development Corporation II (the "General Partner") as of the filing date of this Form 10-Q. The Partnership's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including:

     - the Partnership's ability to complete successfully preclinical and clinical development of its products;

     - the Partnership's ability to obtain timely regulatory approval and adequate patent and other proprietary rights protection for its products;

     - the content and timing of decisions made by the FDA and other regulatory agencies regarding the Partnership's products and the indications for which they may be approved;

     - the actual size and characteristics of markets to be addressed by the Partnership's products;

     - market acceptance of the Partnership's products;

     - the Partnership's ability to obtain reimbursement for its products;

     - the accuracy of the Partnership's information concerning the products and resources of competitors and potential competitors;

     - funding of the Partnership's general and administrative expenses and continued funding of the Partnership's research and development programs by Genzyme;

     - Genzyme's ability to continue to market and sell Sepra products in Europe;

     - the ability of Genzyme and its significant suppliers, distributors, customers and partners to be Year 2000 compliant by the end of this year; and

     - the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     "Genzyme" is a registered trademark and service mark of Genzyme Corporation. All rights reserved.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                      ------------------    -------------------
                                                      1999        1998      1999        1998
                                                      -----      -------    ----      ---------
Royalty revenue from Genzyme........................  $ 41       $   22     $133      $      57
Costs and expenses:
     Administrative expenses........................    20           19       66             69
                                                      ----       ------     ----      ---------
Operating income (loss).............................    21            3       67            (12)
Other income (expenses):
     Equity in net loss of joint venture............    --           --       --           (592)
     Investment income..............................     2            1        4              2
                                                      ----       ------     ----      ---------
          Total other income (expenses).............     2            1        4           (590)
                                                      ----       ------     ----      ---------
Net income (loss)...................................  $ 23       $    4     $ 71      $    (602)
                                                      ====       ======     ====      =========
Net income (loss) attributable to each partnership
  unit:
     Limited partners -- based on 737 units.........  $ 31       $   --     $ 96      $      --
                                                      ====       ======     ====      =========
     General partner -- based on 1 unit.............  $230       $4,000     $710      $(602,000)
                                                      ====       ======     ====      =========

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                                 BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                    1999             1998
                                                                -------------    ------------
                           ASSETS
Cash and cash equivalents...................................        $  61           $  97
Royalty receivable from Genzyme.............................           43              90
Investment in Joint Venture.................................           --              --
                                                                    -----           -----
          Total assets......................................        $ 104           $ 187
                                                                    =====           =====

             LIABILITIES AND PARTNERS' DEFICIT
Accrued expenses............................................        $  65           $  61
Payable to Genzyme..........................................          187             345
                                                                    -----           -----
          Total liabilities.................................          252             406
                                                                    -----           -----

Commitments and contingencies (Note 2)......................           --              --

Partners' deficit (including accumulated deficit of
  $34,299):
     General partner........................................         (191)           (192)
     Class A limited partners...............................           70              --
     Class B limited partners...............................           --              --
                                                                    -----           -----
                                                                     (121)           (192)
     Less: unpaid partners' capital.........................          (27)            (27)
                                                                    -----           -----
          Total partners' deficit...........................         (148)           (219)
                                                                    -----           -----

          Total liabilities and partners' deficit...........        $ 104           $ 187
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

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Cash flow from operating activities:
Net income (loss)...........................................  $  71    $(602)
     Reconciliation of net income (loss) to net cash
      provided by (used in) operating activities:
          Equity in net loss of joint venture...............     --      592
          Increase (decrease) in cash from working capital:
               Royalties receivable from Genzyme............     47       (8)
               Payable to Genzyme and accrued expenses......   (154)      69
                                                              -----    -----
     Net cash provided by (used in) operating activities....    (36)      51
                                                              -----    -----
Increase (decrease) in cash and cash equivalents............    (36)      51
Cash and cash equivalents at beginning of period............     97       22
                                                              -----    -----
Cash and cash equivalents at end of period..................  $  61    $  73
                                                              =====    =====

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.  BASIS FOR PRESENTATION

     Genzyme Development Partners, L.P., a Delaware limited partnership, was formed in September 1989. The Partnership develops, produces and derives income from the sale of Sepra products. The Sepra products are based on hyaluronic acid and are intended to be used to limit the incidence and severity of postoperative adhesions. In August 1996, Genzyme received marketing approval from the FDA for the Partnership's first product, Sepra Film(R) Bioresorbable Membrane, in the U.S. on behalf of Genzyme Ventures II. Genzyme Ventures II is a joint venture between the Partnership and Genzyme.

     Per partnership unit information is based on the number of partnership units outstanding at the end of each period. The number of units outstanding has not changed since the date of capitalization of the Partnership.

     These unaudited financial statements should be read in conjunction with the Partnership's 1998 Annual Report on Form 10-K and the financial statements and footnotes included therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC.

     The financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited but include, in the opinion of the management of the General Partner, all adjustments (consisting only of normally recurring accruals) necessary for a fair presentation of the results for the periods presented.

2.  DEVELOPMENT AGREEMENT

     The Development Agreement calls for Genzyme to develop the Sepra products for the Partnership. The Partnership was required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a 10% management fee, up to the available Partnership funds. A non-refundable retainer fee of $1.5 million was paid by the Partnership to Genzyme when the Partnership commenced. The General Partner has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. The General Partner is a wholly-owned subsidiary of Genzyme. Genzyme has no obligation to fund the research and development programs beyond the available Partnership funds but has done so since the available Partnership funds were expended in the first quarter of 1994. Genzyme currently intends to fund the programs through 1999 on a level consistent with previous years and the 1999 budget for the program.

3.  JOINT VENTURE AGREEMENT

     For financial accounting purposes, Genzyme consolidates 100% of the losses of Genzyme Ventures II funded by its non-interest bearing loans or capital contributions. The Partnership has not recognized losses from Genzyme Ventures II for the three and nine months ended September 30, 1999 because its basis in the joint venture was reduced to zero in 1998.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999

     Unaudited condensed financial information of Genzyme Ventures II is summarized below:

                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                   -------------------              -----------------
                                     1999       1998     % CHANGE    1999      1998     % CHANGE
                                   --------   --------   --------   -------   -------   --------
                                     (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Revenues.........................  $ 1,692    $ 1,342       26%     $ 4,848   $ 4,168      16%
Operating expenses...............   (1,301)    (1,348)      (3%)     (3,670)   (6,555)    (44%)
Net loss.........................     (354)      (366)      (3%)       (960)   (3,500)    (73%)

     The losses in each period were due primarily to the costs associated with selling and marketing Sepra Film(R) Bioresorbable Membrane.

                                                             AS OF                AS OF
                                                       SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                       ------------------   -----------------
                                                         (UNAUDITED, AMOUNTS IN THOUSANDS)
Venturer's capital (deficit) -- Genzyme..............        $(940)                $20
Venturer's capital  -- the Partnership...............           --                  --

                       GENZYME DEVELOPMENT PARTNERS, L.P.
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion is a summary of the key factors the management of the General Partner considers necessary in reviewing the Partnership's results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS

                                             THREE MONTHS                     NINE MONTHS
                                                ENDED                            ENDED
                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                           ----------------                 ---------------
                                            1999      1998     % CHANGE     1999      1998     % CHANGE
                                           ------    ------    ---------    -----    ------    ---------
                                             (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Royalty revenue from Genzyme.............   $41       $22          86%      $133     $  57        133%
Costs and expenses:
     Administrative expenses.............    20        19           5%        66        69         (4%)
                                            ---       ---                   ----     -----
Operating income (loss)..................    21         3         600%        67       (12)       658%
Equity in net loss of joint venture......    --        --           0%        --      (592)       100%
Investment income........................     2         1         100%         4         2        100%
                                            ---       ---                   ----     -----
          Total other income
            (expenses)...................     2         1         100%         4      (590)       101%
Net income (loss)........................   $23       $ 4         475%      $ 71     $(602)       112%
                                            ===       ===                   ====     =====

  Royalty Revenue

     Under the terms of the Cross License Agreement with Genzyme, the Partnership is currently entitled to receive a royalty equal to 6% of net revenues recognized from European sales of the Sepra products to the extent necessary to pay certain projected distributions to the partners in any year. Royalty revenue recognized by the Partnership increased in both periods due to increased European sales of the Sepra products by Genzyme. The General Partner believes that the Partnership will continue to be eligible to receive such royalties during 1999.

  Net Income

     The increase in net income in the three months ended September 30, 1999 was the result of increased royalty revenue recognized by the Partnership. The increase in net income in the nine months ended September 30, 1999 was the result of increased royalty revenue and the absence of any loss allocation from Genzyme Ventures II due to the reduction of the Partnership's basis in the joint venture to zero during the second quarter of 1998.

FINANCIAL CONDITION

     As of September 30, 1999, the Partnership had $61,000 in cash and cash equivalents, a decrease of $36,000 from December 31, 1998. The remaining cash balance is reserved for general and administrative expenses. In the nine months ended September 30, 1999, the Partnership received $180,000 of cash from Genzyme for royalty payments and used $220,000 of cash to reimburse Genzyme for expenses it paid on behalf of the Partnership.

     The Partnership's future profitability is entirely dependent upon sales of the Sepra products by Genzyme Ventures II. Under the Amended and Restated Joint Venture Agreement, Genzyme has agreed, during the term of the joint venture, to make non-interest bearing loans to the joint venture to fund any working capital deficiency of the joint venture and to make capital contributions to the extent deemed necessary by the two venturers in connection with the business of the joint venture.

     The General Partner believes that substantial additional funds will be required to complete the development and clinical testing of the Sepra products. Genzyme has funded the research and development program for the Sepra products on an annual basis since the first quarter of 1994, when all the available funds of the Partnership were substantially depleted. Genzyme is not obligated to fund additional development of the Sepra products but currently intends to continue such funding during 1999 at a level consistent with prior years and the 1999 budget for these programs. There is no guarantee that Genzyme will continue funding the Partnership's programs. If Genzyme discontinues funding the Partnership's programs and the Partnership is unable to obtain any additional financing or raise additional funds, the Partnership may delay, scale back or eliminate certain of its programs.

EURO -- THE NEW EUROPEAN CURRENCY

     On January 1, 1999, a number of European countries adopted the Euro as their common legal currency. All of the Partnership's revenues to date have been derived from Genzyme's European sales of the Sepra products. The conversion to the Euro has had no material effect on Genzyme's:

     - competitive position;

     - computer systems;

     - ability to conduct its business;

     - material contracts;

     - derivatives and other financial instruments;

     - exchange rate risk; or

     - tax rate.

     The disclosure related to the Euro conversion set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Euro -- the New European Currency" in the Partnership's 1998 Annual Report on Form 10-K is incorporated herein by reference.

YEAR 2000

     Many computer systems and other equipment with embedded chips or processors experience problems handling dates beyond the year 1999. As a result, older programs may experience operating difficulties that cause date-sensitive transaction errors or failures unless they are modified or upgraded to adequately address the problem. The potential impact of the Year 2000 problem cannot be fully appreciated at this time.

     The Partnership relies upon Genzyme to provide general and administrative and other services. Genzyme Ventures II relies upon Genzyme to perform manufacturing, marketing and sales services. The services provided by Genzyme to the Partnership and Genzyme Ventures II involve the use of Genzyme's computer systems and equipment.

     Genzyme is conducting a Year 2000 compliance program intended to identify and minimize its exposure to Year 2000 problems. The compliance program is a coordinated effort being conducted by each of Genzyme's divisions, business units and departments. Genzyme is using its own MIS personnel to conduct the program; it has not used any independent verification or validation processes in connection with the program. Genzyme's program involves four phases:

     - conducting an inventory of its Year 2000 issues;

     - prioritizing identified systems, programs and equipment based on materiality to Genzyme's operations;

     - assessing Year 2000 compliance; and

     - resolving Year 2000 issues through upgrades, replacements or repairs.

     Genzyme has conducted an inventory of its information technology and non-information technology systems, programs and equipment. Systems, programs and equipment were evaluated based on their importance to Genzyme's business, risk of failure and time horizon to failure, among other things, and placed in one of the following seven categories:

      (i) mission critical;

      (ii) mission important;

      (iii) process critical;

      (iv) process important;

      (v) process convenient;

      (vi) reporting; and

     (vii) other.

     Genzyme has completed the first three phases of the program for all of its systems, programs and equipment and is currently in the fourth phase of the compliance program. Genzyme has determined that its Year 2000 exposures are primarily in the following areas:

     - information systems;

     - financial and administrative applications;

     - manufacturing applications and equipment; and

     - research and development support systems, programs and equipment.

Genzyme has resolved the Year 2000 issues for the systems, programs and equipment that fall into categories (i) through (iv) above. Genzyme is also developing contingency plans with respect to categories (i) through (iii). Its contingency plans include purchasing extra raw materials, making appropriate staffing arrangements and ordering extra fuel. Genzyme plans to resolve Year 2000 issues for systems, programs and equipment in category (v) by the end of the fourth quarter of 1999, and for systems, programs and equipment in categories (vi) and (vii) as time permits. To date, Genzyme has not deferred any significant information technology projects as a result of its Year 2000 compliance efforts.

     Concurrently with the conduct of its internal compliance program, Genzyme is also surveying third patties it considers critical to its business about their Year 2000 readiness. These third parties include:

     - significant customers,

     - suppliers,

     - significant research or collaborative partners,

     - service providers and

     - distributors.

     Genzyme substantially completed the survey in the third quarter of 1999. Genzyme sent surveys to over 1,900 businesses and received responses from approximately 77% of the group. Importantly, Genzyme received responses from all of its critical suppliers and distributors. Genzyme is attempting to mitigate its risks with respect to such third parties' Year 2000 compliance. It has identified alternative resources for Genzyme's essential operations and is in the process of securing these resources. Genzyme is also stock-piling raw materials and finished goods.

     Genzyme may incur significant costs in assessing, resolving and mitigating Year 2000 compliance issues. Each of its departments, business units and divisions incurs its own costs in connection with readiness efforts. Genzyme does not separately track the internal costs of its Year 2000 compliance efforts, so these costs are unknown. However, Genzyme estimates that to date it has spent approximately $1.0 million in replacing, upgrading or repairing systems, programs or equipment. Although the aggregate additional costs of its Year 2000 program cannot be known at this time, Genzyme's management currently expects that the additional costs will be less than $0.5 million. The actual costs will depend on numerous factors, including the nature and amount of remediation work to be performed and internal staff costs. Genzyme intends to fund all of its Year 2000 compliance program costs through operations. The Partnership does not believe that the costs of Genzyme's Year 2000 program will have a material effect on the Partnership's results of operations or financial condition. It should be noted that the estimates discussed above do not include costs incurred in connection with systems, programs or equipment that were replaced or upgraded in the normal course of business for which the timing was not accelerated due to Year 2000 issues.

     Genzyme cannot guarantee that its Year 2000 issues will be resolved by the end of 1999. If Genzyme fails to identify and resolve all significant Year 2000 issues in a timely manner, it could experience interruptions or failures of its normal business activities or operations, which would have a material adverse effect on the Partnership's business, results of operations and financial condition. The Partnership's business, results of operations and financial condition could also be materially adversely affected by the failure of third parties that are significant to the Partnership's or Genzyme's business to be Year 2000 compliant. Any interruptions or failures of Genzyme's normal business activities or operations could result in:

     - delays in the distribution of finished goods or receipt of raw materials;

     - disruptions in manufacturing activities;

     - disruptions of clinical programs;

     - delays in product development activities; or

     - errors or delays in customer order or invoice processing.

Genzyme's compliance program is an ongoing process, and the estimated costs and timetables discussed above are subject to change.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                         FORM 10-Q, SEPTEMBER 30, 1999

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 Financial Data Schedule for Genzyme Development Partners, L.P. (for
            EDGAR filing purposes only). Filed herewith.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Partnership during the quarter ending September 30, 1999.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                         FORM 10-Q, SEPTEMBER 30, 1999

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

                                            GENZYME DEVELOPMENT PARTNERS, L.P.
                                            (Registrant)

                                            By: GENZYME DEVELOPMENT CORPORATION
                                            II,
                                            its General Partner

                                            By: /s/ MICHAEL S. WYZGA
                                              ----------------------------------
                                              Michael S. Wyzga
                                              Treasurer and Chief Financial
                                            Officer

DATE:  November 15, 1999

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                         FORM 10-Q, SEPTEMBER 30, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
     27             Financial Data Schedule for Genzyme Development Partners, L.P. (for EDGAR
                    filing purposes only). Filed herewith.