Form 10-K405
period 1999-12-31
GENZYME DEVELOPMENT PARTNERS L P
filed 2000-03-30
CIK 856312

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                COMMISSION FILE NO. 0-18554

                            ------------------------

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

                         ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                     CLASS A LIMITED PARTNERSHIP INTERESTS

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE REGARDING REFERENCES

    Throughout this report, the words "we," "us" and "our" to refer to Genzyme Development Partners, L.P. In addition, we refer to:

    - Genzyme Corporation as "Genzyme;"

    - Genzyme Development Corp. II as "our general partner;" and

    - Genzyme Ventures II, our joint venture with Genzyme, as "our joint venture."

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-K contains forward-looking statements, including statements concerning our:

    - expected future revenues, operations and expenditures;

    - projected timetables for the preclinical and clinical development of, regulatory submissions and approvals for, and market introduction of our products;

    - estimates of the potential markets for our products;

    - sales and marketing plans;

    - assessments of competitors and potential competitors;

    - estimates of the capacity of manufacturing and other facilities to support our products; and

    - the intention of Genzyme to fund our general and administrative expenses, and research and development programs.

    These forward-looking statements represent the expectations of our general partner as of the filing date of this Form 10-K. Our actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including:

    - whether Genzyme exercises its rights to purchase the outstanding limited partnership interests during the second half of 2000;

    - our ability to complete successfully preclinical and clinical development and obtain timely regulatory approval for our products;

    - our ability to obtain and maintain adequate patent and other proprietary rights protection for our products;

    - the content and timing of decisions made by the FDA and other agencies regarding our products and the indications for which our products may be approved;

    - the actual size and characteristics of markets to be addressed by our products;

    - market acceptance of our products;

    - our ability to obtain reimbursement for our products;

    - the accuracy of our information concerning the products and resources of competitors and potential competitors;

    - funding of our general and administrative expenses and continued funding of our research and development programs by Genzyme; and

    - the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in this Form 10-K.

NOTE REGARDING INCORPORATION BY REFERENCE

    The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents that we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this report. Please read that information.

NOTE REGARDING TRADEMARKS

    Genzyme-Registered Trademark-, Sepra Film-Registered Trademark- and Sepragel-Registered Trademark- are registered trademarks of Genzyme. CV Seprafilm-TM-, Sepracoat-TM-, Sepramesh-TM- and SepraPak-TM- are trademarks of Genzyme. Genzyme(SM) is a service mark of Genzyme.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
PART I

ITEM 1.    BUSINESS....................................................      3
           General.....................................................      3
           The Sepra Products Portfolio................................      3
           Manufacturing...............................................      4
           Marketing...................................................      5
           Competition.................................................      5
           Relationship with Genzyme...................................      6
           Patents and Proprietary Technology..........................      7
           Government Regulation.......................................      7
           Research and Development Costs..............................      8
           Employees...................................................      8
ITEM 2.    PROPERTIES..................................................      8
ITEM 3.    LEGAL PROCEEDINGS...........................................      8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE.............................      8

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................      9
ITEM 6.    SELECTED FINANCIAL DATA.....................................      9
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................     10
ITEM 7A.   QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK....     16
ITEM 8.    FINANCIAL STATEMENTS........................................     17
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................     28

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     29
ITEM 11.   EXECUTIVE COMPENSATION......................................     30
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................     30
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     30

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.........................................................     30
           14(a)(1) Financial Statements...............................     31
           14(a)(2) Financial Statement Schedules......................     31
           14(a)(3) Exhibits...........................................     31
           14(b) Reports on Form 8-K...................................     31
           14(c) Exhibits..............................................     32

                                     PART I

ITEM 1. BUSINESS

GENERAL

    We were formed in 1989 as a Delaware limited partnership to develop, produce and derive income from the sale of products that we refer to as the Sepra products in the United States and Canada. The Sepra products are, generally, products that:

    - are based in whole or in part on hyaluronic acid, which is a naturally occurring substance that protects tissue and organs;

    - are used in human clinical trials or human surgical procedures (other than ophthalmic surgery); and

    - have the effect of reducing the incidence or severity of adhesions (scar tissue).

Tissues and organs are unavoidably damaged during surgery, both directly as a result of cutting, suturing and cauterization and indirectly as a result of handling and drying due to exposure. At the site of damage, tissues or organs that normally should remain separated often become connected by fibrous scar tissue called adhesions. Adhesions generally form within the first few days following surgery. Studies have shown that over 90% of patients develop adhesions after abdominal and pelvic surgery. Postoperative adhesions can cause significant complications such as bowel obstruction following abdominal surgery, infertility and pain following gynecological surgery, and restricted limb motion following musculoskeletal surgery. Adhesions also can increase the complexity, duration and risk of subsequent surgery.

    Genzyme develops the Sepra products on our behalf. We formed a joint venture called Genzyme Ventures II with Genzyme to manufacture and market the Sepra products in the United States and Canada. Genzyme markets the Sepra products on behalf of our joint venture.

THE SEPRA PRODUCTS PORTFOLIO

    The following table includes a summary of the current status of the Sepra products. The first product, Sepra Film-Registered Trademark- bioresorbable membrane, was approved by the FDA in August 1996 for use in open abdominal and pelvic surgery. Genzyme launched Sepra Film-Registered Trademark- bioresorbable membrane broadly in the United States during the fourth quarter of 1996 on behalf of our joint venture.

             PRODUCT                        INDICATION                                 STATUS
---------------------------------  ----------------------------  --------------------------------------------------
SEPRA                              Abdominal/pelvic surgery      Marketed in the U.S. since 1996; approved in the
FILM(-REGISTERED TRADEMARK-)                                     U.S. and Europe in 1996, in Canada and Israel in
BIORESORBABLE MEMBRANE                                           1997, in Japan in 1998, and in several other
                                                                 countries

SEPRA                              Small bowel obstructions      Phase IV clinical trial ongoing
FILM(-REGISTERED TRADEMARK-)
BIORESORBABLE MEMBRANE

SEPRA                              Abdominal/pelvic surgery      Marketed in Europe since 1999
FILM(-REGISTERED TRADEMARK-) II
ADHESION BARRIER

CV SEPRAFILM-TM- CARDIOVASCULAR    Open-heart surgery            Approved in Europe in 1999; safety phase of a
ADHESION BARRIER                                                 clinical trial in the U.S. completed

SEPRAMESH-TM- PRODUCT              Hernia repair                 Received 510(k) clearance in 2000

SEPRACOAT-TM- COATING SOLUTION     Open surgery                  Marketed in Europe since 1996

SEPRAPAK-TM- PRODUCT               Sinus packing                 Listed with the FDA

SEPRAGEL(-REGISTERED TRADEMARK-)   Open and laproscopic surgery  In development
BIORESORBABLE GEL

    SEPRA FILM-REGISTERED TRADEMARK- BIORESORBABLE MEMBRANE

    Sepra Film-Registered Trademark- bioresorbable membrane is a solid form of modified hyaluronic acid that is used to separate and protect tissues and organs that have been damaged during abdominal and pelvic surgery. It is the only product approved by the FDA that is clinically proven to reduce the incidence, extent and severity of postsurgical adhesions in the abdomen and pelvis. To build further clinical evidence of the effectiveness of Sepra
Film-Registered Trademark- bioresorbable membrane, Genzyme has initiated a 25-center, 1,700-patient Phase IV clinical trial to test the ability of the Sepra Film-Registered Trademark- product to reduce the incidence of bowel obstructions. The study will track patient outcomes for two years after surgery.

    SEPRA FILM-REGISTERED TRADEMARK- II ADHESION BARRIER

    Sepra Film-Registered Trademark- II adhesion barrier is a modified form of Sepra Film-Registered Trademark- bioresorbable membrane designed to have increased plasticity and, thus, improved handling and overall ease of use. Sepra Film-Registered Trademark- II adhesion barrier currently is marketed in Europe for use in open and laproscopic surgery to reduce the incidence of postoperative abdominal and pelvic adhesions.

    CV SEPRAFILM-TM- CARDIOVASCULAR ADHESION BARRIER

    Genzyme also is developing CV Seprafilm-TM- cardiovascular adhesion barrier for use in open-heart surgery. The product received European CE Mark approval for use in reducing the incidence of adhesions following cardiac surgery in the first quarter of 1999. Genzyme has completed the safety phase of a clinical trial of the CV Seprafilm-TM- product in the United States in infants undergoing multi-stage procedures for repair of congenital heart defects. Genzyme is using the CV Seprafilm-TM- product at the first operation and evaluating adhesion formation at the second operation, which is generally scheduled four to six months later. Genzyme is working with the FDA to develop a clinical strategy that may allow for approval of use in both adult and pediatric cardiac surgery.

    SEPRACOAT-TM- COATING SOLUTION

    Sepracoat-TM- coating solution is a liquid formulation of hyaluronic acid. Genzyme currently markets the Sepracoat-TM- product in Europe.

    THE SEPRAMESH-TM- PRODUCT

    Genzyme has developed the Sepramesh-TM- product, a mesh product that is coated with modified sodium hyaluronate foam for use in hernia repairs and other soft tissue repairs such as bladder neck suspensions. In 2000, Genzyme received 510(k) marketing clearance from the FDA for the Sepramesh-TM- product for use in hernia repairs.

    SEPRAGEL-REGISTERED TRADEMARK- BIORESORBABLE GEL

    Genzyme is developing Sepragel-Registered Trademark- bioresorbable gel, a gel-based antiadhesion product intended to be used in laparoscopic procedures and on tissue surfaces in open surgery that are inaccessible to Sepra Film-Registered Trademark- bioresorbable membrane.

    NEW SEPRA INDICATIONS

    Genzyme believes that its antiadhesion technologies will have applications beyond general and gynecological surgery, and is currently developing antiadhesion products for other surgical applications.

MANUFACTURING

    Genzyme manufactures the raw material from which the Sepra products are produced on behalf of our joint venture and for its own use. Genzyme manufactures the material at its facilities in the United Kingdom and ships the material to the United States for finishing, testing, packaging and labeling.

Genzyme believes that its facilities have adequate capacity to meet its worldwide market requirements for this starting material during the foreseeable future. Genzyme produces Sepra Film-Registered Trademark- bioresorbable membrane, Sepra Film-Registered Trademark- II adhesion barrier and CV Seprafilm-TM- cardiovascular adhesion barrier at its manufacturing facilities in Framingham, Massachusetts. It engaged a third party to provide the final finishing and sterile filling for Sepracoat-TM- coating solution on a commercial scale for European sales. During 1995, validation runs required for the Sepra Film-Registered Trademark- bioresorbable membrane and Sepracoat-TM- coating solution Pre-Market Approval applications were completed by Genzyme and the contractor, and the FDA inspected Genzyme's Sepra Film-Registered Trademark-facilities. Genzyme's manufacturing plants in the United States and the United Kingdom, together with those of the third-party contractor, have been approved by the FDA and received ISO 9000 certification in 1996 to manufacture Sepra Film-Registered Trademark- bioresorbable membrane and Sepracoat-TM- coating solution. Genzyme intends to complete the manufacture of the Sepramesh-TM-product at its facilities in Fall River, Massachusetts.

MARKETING

    The Sepra products are purchased primarily by hospitals as surgical supplies. Accordingly, Genzyme believes that successful initial market penetration and subsequent maintenance of market share for the Sepra products require a specialized hospital-based sales force. Genzyme has deployed a sales force to accelerate market introduction of the Sepra products in the United States and Europe. Its sales force markets products directly to cardiovascular, general and gynecologic surgeons and hospital purchasing departments throughout the United States and Europe.

    Colorectal surgery is the most significant market for Sepra
Film-Registered Trademark- bioresorbable membrane because postsurgical adhesions frequently cause complications after this type of procedure. Therefore, Genzyme's sales force focuses on the 1,000 board-certified colorectal surgeons in the United States. Genzyme sells the Sepra products in Germany, Austria, Switzerland and Luxembourg through a distributor. Genzyme also makes substantial efforts to educate surgeons and hospital administrators of the desirability of reducing the incidence and extent of postoperative adhesions and the benefits of antiadhesion products. Genzyme believes that these educational efforts are necessary in order for the Sepra products to penetrate target markets and gain broad market acceptance. We cannot guarantee that Genzyme's commercialization strategy for the Sepra products will be successful.

COMPETITION

    Genzyme believes that its expertise in developing proprietary fermentation processes and its access to proprietary strains of micro-organisms used in its hyaluronic acid production process will give it a competitive advantage in the marketing of the Sepra products. The Sepra products may face significant competition, however, from other products based on hyaluronic acid as well as from other products and changes in surgical techniques that may make the use of hyaluronic acid unnecessary. Genzyme believes that the principal factor that will affect competition in this area is acceptance of the product by surgeons, which depends, in large part, upon product performance, safety and price.

    Sepra Film-Registered Trademark- bioresorbable membrane does not have significant direct competition in the colorectal surgery market. Ethicon markets Interceed-Registered Trademark-, an antiadhesion barrier that may have properties similar to the Sepra Film-Registered Trademark- product, but is indicated only for selected gynecological indications.
Interceed-Registered Trademark- has been shown to lose its antiadhesion properties in the presence of blood. Lifecore Biomedical, Inc. and Ethicon's Intergel-TM- product, a gel-based antiadhesion product, is marketed in Europe. Gliatech, Inc. currently markets Adcon-L for the prevention of adhesions following lumbar surgery. It has also initiated clinical trials of Adcon-A and Adcon-P, which are designed to limit adhesions after abdominal and pelvic surgery. Life Medical Sciences, Inc. is developing REPEL for gynecological surgery and REPEL-CV for cardiovascular surgery. These adhesion barrier membranes are in early clinical trials.

RELATIONSHIP WITH GENZYME

    We have included a summary of our relationship with Genzyme and our joint venture below. You can read a more detailed summary of our agreements in Note C., "Agreements with Genzyme Corporation," to our financial statements included in Item 8 of this Form 10-K, which we are incorporating into this discussion by reference.

    Genzyme develops and produces the Sepra products for us. We were required to reimburse Genzyme for the costs related to the development of the Sepra products as long as we had funds. Our funds were fully spent as of the first quarter of 1994. Although Genzyme is not required to fund on-going research and development programs for the Sepra products, it currently intends to fund the programs in 2000 on a level consistent with previous years and with the 2000 budget for the programs. In addition, Genzyme currently intends to fund any administrative expenses in excess of our available cash in 2000.

    Genzyme has the exclusive right to sell Sepra products outside of the United States and Canada for its own benefit. However, Genzyme currently must pay us a 6% royalty on net revenues from the sale of Sepra products in Europe. We do not share in proceeds from sales of Sepra products outside of the United States and Europe.

    We formed our joint venture with Genzyme to make and sell Sepra products in the United States and Canada. Genzyme has the exclusive right to sell the Sepra products in the United States and Canada on behalf of our joint venture. Genzyme currently funds the joint venture's cash needs. Once annual revenues from sales in the United States and Canada exceed $25 million, Genzyme will be reimbursed for general and administrative support through a quarterly commission equal to 10% of our joint venture's revenues for each quarter. For financial accounting purposes, Genzyme currently consolidates 100% of the losses of our joint venture funded by Genzyme's non-interest bearing loans or capital contributions. The first $5.6 million of net profits of our joint venture will be allocated to us, and the next $8.4 million will be allocated to Genzyme. Afterward, 60% of the net profits will be allocated to Genzyme and 40% to us.

    Genzyme has an option to purchase our limited partnership interests for an advance payment of approximately $26 million and the royalties described below. Genzyme can elect to make the exercise payment in cash, shares of its Genzyme common stock or a combination of the two. If Genzyme exercises the option, it also will have to make royalty payments to our limited partners for ten years equal to:

    - 10% of net revenues from Sepra product sales in the United States and Canada;

    - 6% of net revenues from Sepra product sales in Europe to the extent necessary to meet certain projected distributions;

    - 5% of net revenues from sales in the United States and Canada of products that are used in human clinical trials or human surgical procedures (other than ophthalmic surgery) and compete with our products; and

    - 3% of net revenues of sales of such competitive products in Europe to the extent necessary to meet the certain projected distributions.

    If Genzyme elects to exercise the option, beginning six years after the calendar quarter in which Genzyme makes the advance payment, its royalty payments in any year to our limited partners will be reduced by up to 30% of the amount which our limited partners would otherwise have received until Genzyme recoups the amount of the advance payment Genzyme made to the limited partners.

    Genzyme's option to purchase the limited partnership interests is exercisable from August 31, 2000 through November 29, 2000. However, the commencement date may be accelerated to the last day of the first month in which we have received distributions from our joint venture in an aggregate amount of at least $5.5 million. The purchase option would terminate upon:

    - Genzyme's bankruptcy or cessation of operations, or the seizure or attachment of a substantial part of Genzyme's assets; or

    - the dissolution of our joint venture at our election if Genzyme fails to supply us with sufficient quantities of the Sepra products to meet our requirements, or fails to reasonably satisfy us that it is capable of manufacturing the quantities of the Sepra products we require.

    If Genzyme does not exercise the purchase option, we will have the right to sell, license or otherwise transfer the license Genzyme granted to us under a Cross License Agreement, subject to Genzyme's existing rights. Genzyme will continue to have an interest in our revenues as long as one of its affiliates is our general partner. Genzyme and we will have the right to dissolve our joint venture upon 90 days advance notice after one year has passed from the date the purchase option expired. Our joint venture also will be dissolved if we sell, license or otherwise dispose of all or a substantial part of the technology owned or licensed to us. The license we granted to Genzyme under the Cross License Agreement would continue in full force and effect. Genzyme's current obligation to make royalty payments to us on European sales of the Sepra products and competitive products would continue until December 31, 2019. Genzyme's obligation to pay a royalty on competitive products sold in the United States and Canada would continue for five years after it elected not to exercise the purchase option.

PATENTS AND PROPRIETARY TECHNOLOGY

    Genzyme has granted us an exclusive license to all of its patents and know-how necessary or materially useful in the manufacture, use and sale of the Sepra products in the United States and Canada for use in human clinical trials and human surgical procedures (other than opthalmic surgery). Genzyme has also granted us an exclusive sublicense to all third party licenses held by Genzyme for use in that field and that territory.

    Through the exclusive license from Genzyme, we have rights to issued United States patents and pending United States patent applications covering modified hyaluronic acid compositions. Under this license, we also have rights to issued United States patents and pending United States patent applications that cover methods for using native hyaluronic acid solutions to coat body tissues prior to surgical manipulation.

    Various formulations and uses of hyaluronic acid have been the subject of numerous issued United States patents, one of which previously was unsuccessfully asserted against Genzyme. We cannot guarantee that no other patent will be asserted against us or Genzyme, or that additional patents concerning hyaluronic acid will not be allowed or issued in the future which would require us to obtain licenses to make, use or sell the Sepra products. We also cannot guarantee the availability and cost of such licenses.

GOVERNMENT REGULATION

    The Sepra products are classified as devices and require FDA approval prior to marketing in the United States. Devices are classified as Class I, II or III, depending upon the information available to assure their safety and effectiveness. In general, Class I and Class II devices are devices whose safety and effectiveness can reasonably be assured through general or specific controls, respectively. Class III devices are life sustaining, life supporting or implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices. The approval process for Class III devices, such as Sepra Film-Registered Trademark- bioresorbable membrane, is the most rigorous.

    The steps required for approval of a Class III device include:

    - preclinical laboratory tests and IN VITRO and IN VIVO preclinical studies;

    - the submission to the FDA and approval of an Investigational Device Exemption application to allow initiation of clinical testing;

    - human clinical studies to prove safety and effectiveness of the device;

    - the submission of a Pre-Marketing Application; and

    - the approval by the FDA of the Pre-Marketing Application.

Typically, clinical testing of devices involves initial testing to evaluate safety and feasibility and expanded trials to collect sufficient data to prove safety and effectiveness. In addition, the procedures and the facilities used to manufacture the device are subject to review and approval by the FDA.

    A device (other than a Class III device) which is proven to be substantially equivalent to a device marketed prior to May 28, 1976, when government regulations for devices were first introduced, can be marketed after approval of a 510(k) application rather than the filing of an Investigational Device Exemption application and a Pre-Marketing Approval application. The 510(k) application must contain a description of the device, its methods of manufacture and quality control procedures and the results of testing to demonstrate that the device is substantially equivalent to the device already marketed.

    We believe that the data Genzyme submits to the FDA for the Sepra products also should be sufficient to obtain marketing approval of the products from the appropriate regulatory authorities in Canada after appropriate submission and review in that country. Genzyme obtained approval to market Sepra Film-Registered Trademark- bioresorbable membrane in Canada in this manner.

RESEARCH AND DEVELOPMENT COSTS

    We spent approximately $7.8 million in 1999 on research and development activities, all of which was funded by Genzyme.

EMPLOYEES

    We do not have any employees. Our business is conducted under various agreements with Genzyme. For a description of these agreements, you should read Note C., "Agreements with Genzyme Corporation," to our financial statements included in Item 8 of this Form 10-K, which we are incorporating into this discussion by reference.

ITEM 2. PROPERTIES

    We do not own or lease any properties. We conduct business at the facilities of our general partner at One Kendall Square in Cambridge, Massachusetts. Under our Development Agreement, Genzyme utilizes portions of its facilities in Framingham and Cambridge, Massachusetts to conduct research and development activities on our behalf. For a description of the Development Agreement, you should read Note C., "Agreements with Genzyme Corporation," to our financial statements included in Item 8 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    No public or other market exists or is expected to develop for ownership interests in our partnership. Partnership interests are not transferable without the consent of our general partner and satisfaction of other conditions contained in Article 8 of the Agreement of Limited Partnership. There were approximately 767 holders of record of Class A partnership interests and 1 holder of Class B partnership interests as of March 1, 2000.

    There have been no cash distributions to the partners to date. Any distributions in our future will be made by our general partner to all participants in the partnership as soon as practicable after the end of each fiscal quarter. These cash distributions will be made in proportion to each partners' respective adjusted capital contributions, subject to certain limitations as provided in the Agreement of Limited Partnership.

ITEM 6. SELECTED FINANCIAL DATA

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                               -------------------------------------------------------
                                                 1999       1998        1997        1996        1995
                                               --------   ---------   ---------   ---------   --------
                                                    (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)
STATEMENT OF OPERATIONS DATA:
Royalty revenues.............................   $  189    $     145   $      51   $      23    $  --
Costs and expenses:
  Administrative expenses....................       77           93         154         404      124
                                                ------    ---------   ---------   ---------    -----
Operating income (loss)......................      112           52        (103)       (381)    (124)
Other income (expenses):
  Equity in net loss of joint venture........       --         (592)       (908)       (200)      --
  Investment income..........................        7            3          25          29       38
                                                ------    ---------   ---------   ---------    -----
    Total other income (expenses)............        7         (589)       (883)       (171)      38
                                                ------    ---------   ---------   ---------    -----
Net income(loss).............................   $  119    $    (537)  $    (986)  $    (552)   $ (86)
                                                ======    =========   =========   =========    =====
Net income (loss) per partnership unit:
Limited partners--based on 737 units.........   $  160    $       0   $       0   $    (461)   $(116)
                                                ======    =========   =========   =========    =====
General partner--based on 1 unit.............   $1,193    $(537,000)  $(986,000)  $(212,000)   $(860)
                                                ======    =========   =========   =========    =====

There were no cash dividends paid.

                                                                               DECEMBER 31,
                                                           ----------------------------------------------------
                                                             1999       1998       1997       1996       1995
                                                           --------   --------   --------   --------   --------
                                                                          (AMOUNTS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........................................   $(100)     $(219)     $(274)     $(196)      $349
Total assets.............................................      77        187        631        159        466
Partners' capital (deficit)..............................    (100)      (219)       318       (196)       349

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion is a summary of what our general partner considers to be the key factors affecting our results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion represent the expectations of our general partner as of the filing date of this Form 10-K. Our actual results could differ materially from those anticipated by the forward looking statements due to the risk and uncertainties described below under the caption "Factors Affecting Future Operating Results." Partners and potential investors should carefully consider these risks and uncertainties in evaluating our financial condition and results of operations.

OVERVIEW

    We were formed in 1989 as a Delaware limited partnership to develop, produce and derive income from the sale of products that we refer to as the Sepra products in the United States and Canada. The Sepra products are, generally, products that:

    - are based in whole or in part on hyaluronic acid, which is a naturally occurring substance that protects tissue and organs;

    - are used in human clinical trials or human surgical procedures (other than ophthalmic surgery); and

    - have the effect of reducing the incidence or severity of adhesions (scar tissue).

    Under the terms of our Cross License Agreement with Genzyme, we granted Genzyme the exclusive right to sell Sepra products outside of the United States for its own benefit. However, Genzyme currently must pay us a 6% royalty on net revenues from the sale of Sepra products in Europe. We do not share in proceeds from sales of Sepra products outside of North America and Europe. Genzyme began selling the Sepra products in Europe in late 1995. These royalties are payable to the extent necessary for us to pay projected distributions not otherwise funded through sales of our products in the United States and Canada. In addition to the 6% royalty on net European sales, we will also receive a 5% royalty on sales by Genzyme of competitive products that are not based on hyaluronic acid within the United States and Canada.

    In August 1996, Genzyme received marketing approval from the FDA for our first product, Sepra Film-Registered Trademark- bioresorbable membrane, and commenced commercial sales of Sepra Film-Registered Trademark- bioresorbable membrane in the United States on behalf of our joint venture, Genzyme Ventures II (described below).

    Genzyme has an option to purchase our limited partnership interests, which is exercisable from August 31, 2000 through November 29, 2000. However, the commencement date may be accelerated to the last day of the first month in which we have received distributions from our joint venture in an aggregate amount of at least $5.5 million.

RESULTS OF OPERATIONS--1999 AS COMPARED TO 1998 AND 1997

    For the year ended December 31, 1999, our net income was $119,000 as compared to net losses of $537,000 in 1998 and $986,000 in 1997. Our results for 1999 improved over our results for 1998, primarily because in 1999 our basis in our joint venture was zero for the entire year and we therefore did not receive an allocation of losses from our joint venture. In addition, our royalty revenues for 1999 increased 30% in comparison to 1998. Our net loss for 1998 decreased in comparison to our net loss for 1997. This was due to a significant increase in royalty revenues in 1998 resulting from Genzyme's increased shipments of Sepra products in Europe due to the use of an additional European distributor and a 35% reduction in the amount of losses allocated to us from our joint venture (described below) in 1998.

    ROYALTY REVENUES

    Under our Cross License Agreement with Genzyme, we earned royalty revenue of $189,000 in 1999, $145,000 in 1998 and $51,000 in 1997 based on 6% of Genzyme's net sales of the Sepra products in Europe. The increases in royalty revenue for 1999 and 1998 primarily were due to Genzyme's increased shipments of Sepra products in Europe as described above.

    ADMINISTRATIVE EXPENSES

    Our administrative expenses were $77,000 in 1999, $93,000 in 1998 and $154,000 in 1997. In 1999 and 1998, our administrative expenses consisted primarily of professional service expenses, which declined slightly in 1999. Our administrative expenses in 1997 consisted primarily of legal fees. Our legal expenses have declined since 1997 because we are not involved in any pending legal matters. Genzyme currently intends to fund our administrative expenses in excess of our available cash in 2000.

    RESEARCH AND DEVELOPMENT EXPENSES FUNDED BY GENZYME

    Genzyme develops and produces the Sepra products for us. We were required to reimburse Genzyme for the costs related to the development of the Sepra products as long as we had funds. We did not pay any amounts to Genzyme for research and development expenses to Genzyme during 1999, 1998 or 1997. Genzyme has funded our research and development programs since the first quarter of 1994, when we depleted all of the funds we had available for our research and development programs. Genzyme spent approximately $9.0 million on our development programs in 1999 as compared to $8.4 million in 1998, and $7.3 million in 1997. We are not obligated to reimburse Genzyme for any of these amounts. Although Genzyme is not required to fund on-going research and development programs for the Sepra products, it currently intends to fund our programs through 2000 on a level consistent with previous years and the 2000 budget for the programs.

    EQUITY IN NET LOSS OF JOINT VENTURE

    Our portion of the net losses of our joint venture decreased to $592,000 in 1998 from $908,000 in 1997 because we were limited in the amount of losses which could be allocated to us due to our decreased basis in our joint venture. Our capital balance in our joint venture was $592,000 at the beginning of 1998, and we made no additional capital contributions that year. Our Amended and Restated Joint Venture Agreement with Genzyme does not permit us to take an allocation of losses in excess of the capital contributions we have made to our joint venture. Therefore, in 1998, we were only eligible to receive a total allocation of losses from our joint venture of $592,000. As of December 31, 1998, our basis in our joint venture was zero. During 1999, we made no additional capital contributions to our joint venture and our basis in our joint venture remained zero. As a result, we were not eligible to receive an allocation of losses from our joint venture in 1999 and 100% of the joint venture's losses were allocated to Genzyme. We will not be eligible to receive an allocation of losses from our joint venture until we make additional capital contributions to the joint venture.

    INVESTMENT INCOME

    We earned investment income of $7,000 in 1999, $3,000 in 1998 and $25,000 in 1997. Our investment income increased slightly in 1999 as compared to 1998 due to higher average cash balances during 1999.

    NET INCOME (LOSS)

    In 1999, our net income of $119,000 was allocated $118,000 to our limited partners and $1,000 to our general partner as required by our Agreement of Limited Partnership. In 1998 and 1997, our limited partners' shares of our net losses exceeded the remaining capital of our limited partners. As a result, approximately $532,000 and $976,000 of our losses which would have been attributable to our limited partners were re-allocated to our general partner according to the terms of the Agreement of Limited Partnership.

FINANCIAL CONDITION

    As of December 31, 1999, we had $18,000 in cash and cash equivalents compared to $97,000 as of December 31, 1998. We used a portion of our available cash and funds received from the collection of royalties to pay down our existing balance owed to Genzyme for operating expenses paid by Genzyme on our behalf. Our remaining cash is reserved for funding general and administrative expenses.

    In 1999, we determined that our unpaid partners' capital of $27,000 was uncollectible and in December 1999, we wrote this balance off against our general partners' equity in the partnership.

    Our future profitability is entirely dependent upon our joint venture's sales of the Sepra products. Our joint venture commenced operations following receipt of FDA marketing approval of Sepra Film-Registered Trademark-bioresorbable membrane in August 1996. Sepra Film-Registered Trademark-bioresorbable membrane is the first Sepra Product to obtain FDA marketing approval and was launched in the United States during the fourth quarter of 1996. Sepra Film-Registered Trademark- bioresorbable membrane is being marketed in the United States and Canada by Genzyme on behalf of our joint venture. On May 5, 1997, the General and Plastic Surgery Devices Panel of the FDA's Medical Devices Advisory Committee recommended that Genzyme not be granted approval to market Sepracoat-TM- coating solution for the reduction of adhesions in abdominal and pelvic surgery. Genzyme subsequently withdrew the Pre-Market Approval application for the Sepracoat-TM- product. In December 1997, Genzyme decided to discontinue development of the Sepracoat-TM- product for the United States market but continues to market Sepracoat-TM- coating solution in Europe.

    As noted above, Genzyme has committed to fund our administrative expenses in excess of our cash balance and the costs to continue development of the Sepra products in 2000.

GENZYME VENTURES II--OUR JOINT VENTURE

    We formed our joint venture with Genzyme to make and sell Sepra products in the United States and Canada. Genzyme manufactures our Sepra products and has the exclusive right to sell the Sepra products in the United States and Canada on behalf of our joint venture. Genzyme currently funds the joint venture's cash needs. Once annual revenues from sales in the United States and Canada exceed $25 million, Genzyme will be reimbursed for general and administrative support through a quarterly commission equal to 10% of our joint venture's revenues for each quarter.

    The first $5.6 million of net profits of our joint venture will be allocated to us, and the next $8.4 million will be allocated to Genzyme. Afterward, 60% of the net profits will be allocated to Genzyme and 40% to us.

    The first $200,000 of the joint venture's losses were allocated to us and, thereafter, the losses are allocated 40% to us and 60% Genzyme, except to the extent that losses allocable to us would result in the allocation of these losses to our general partner as a result of our limited partners' capital account balance having been previously reduced to zero. In such an event, 100% of the losses, in excess of the first $200,000, are allocated to Genzyme. For financial statement purposes, Genzyme currently consolidates 100% of the losses of our joint venture funded by Genzyme's non-interest bearing loans or capital contributions. Our capital contributions to our joint venture and the allocations of losses from our joint venture are as follows:

    - In 1996, we contributed $0.2 million of cash to our joint venture and the first $0.2 million losses were allocated to us, which reduced our capital account to zero. The entire amount of the remaining $2.2 million of losses from our joint venture for 1996 was allocated to Genzyme.

    - In 1997, Genzyme contributed $1.5 million to our partnership through our general partner. We contributed $1.5 million of cash to our joint venture and, because our capital account balance was positive, we were eligible to receive 40%, or $0.9 million, of losses from our joint venture. The entire amount of the remaining $1.4 million, or 60%, of the losses from our joint venture for 1997 was allocated to Genzyme.

    - In 1998, we did not make any additional capital contributions to our joint venture and were only eligible to receive an allocation of losses from the joint venture equal to our remaining capital balance of $0.6 million. The entire amount of the remaining $4.2 million of the losses from our joint venture for 1998 was allocated to Genzyme.

    - In 1999, we did not make any additional capital contributions to our joint venture and were not eligible to receive an allocation of losses from our joint venture for 1999. All of the losses of our joint venture for 1999 were allocated to Genzyme.

We will not be eligible to receive an allocation of losses from our joint venture until we make an additional capital contribution to the joint venture.

    Our joint venture's revenues from sales of the Sepra products were $6.8 million in 1999, $5.6 million in 1998 and $3.2 million in 1997. Our joint venture incurred net losses of $0.4 million in 1999, $4.8 million in 1998 and $2.3 million in 1997. These losses were primarily attributable to costs associated with the introduction, selling and marketing of Sepra
Film-Registered Trademark- bioresorbable membrane to the healthcare marketplace.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    IF WE FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL
     BE UNABLE TO FUND DEVELOPMENT PROGRAMS AND COMPLETE CLINICAL TRIALS.

    We will require substantial additional funds to complete the development and clinical testing of the Sepra products. Genzyme has funded the research and development programs for our Sepra products on an annual basis since the first quarter of 1994, when we depleted all of the funds we had available to develop our products. Genzyme currently intends to continue to provide this funding through 2000. Genzyme also currently intends to fund our administrative expenses in excess of our available cash through 2000. Genzyme is not obligated to provide funding after 2000. If Genzyme stops funding our operations and development programs, we cannot guarantee that we will be able to obtain any additional financing or find it on favorable terms. If we have insufficient funds or are unable to raise additional funds, we may delay, reduce or eliminate all or some of our programs.

    GENZYME HAS THE RIGHT TO PURCHASE OUR LIMITED PARTNERSHIP INTERESTS THIS
     YEAR FOR A PREDETERMINED AMOUNT.

    Under a Partnership Purchase Option Agreement, we granted Genzyme the option to purchase our limited partnership interests during the 90-day period beginning on August 31, 2000. The commencement date may be accelerated to the last day of the month in which the aggregate distributions we receive from our joint venture are equal to $5.5 million or more. If Genzyme exercises the option, each of our limited partners will receive approximately $35,000 per partnership unit, in cash, Genzyme common stock, or any combination of the two. Additionally, our limited partners will receive quarterly royalty payments for a period of ten years after the buyout date.

    BECAUSE THE DEVELOPMENT OF OUR PRODUCTS INVOLVES A LENGTHY AND COMPLEX
     PROCESS, IT IS UNCERTAIN WHETHER WE WILL BE ABLE TO COMMERCIALIZE ANY OF OUR PRODUCTS CURRENTLY IN DEVELOPMENT.

    In collaboration with Genzyme, we will need to:

    - conduct substantial research and development activities;

    - undertake preclinical and clinical testing; and

    - pursue regulatory approvals

of our Sepra products before they can be commercialized. We cannot guarantee that our efforts will be successful. Clinical trials may not support the effectiveness or safety of our products. We may encounter problems in clinical trials that may lead us to delay or suspend the trials.

    ANY MARKETABLE PRODUCTS WE MAY DEVELOP MAY NOT BE COMMERCIALLY SUCCESSFUL.

    Successful commercialization of our Sepra products will depend on many factors, including:

    - the breadth of labeling claims allowed by the FDA and other regulatory authorities;

    - the response of surgeons to the data from clinical trials;

    - market acceptance of our Sepra products;

    - the ability of Genzyme and our joint venture to supply sufficient product to meet market demand;

    - the degree to which third-party reimbursement is available; and

    - the number and relative effectiveness of competitive products in the market.

We cannot guarantee that Genzyme will be able to successfully commercialize any of our Sepra products.

    GOVERNMENT REGULATION IMPOSES SIGNIFICANT COSTS AND RESTRICTIONS ON THE
     DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS.

    Our ability to successfully satisfy regulatory requirements will significantly determine our future success. We cannot guarantee that any required regulatory approvals will be granted or that they will be granted on a timely basis. The production and sale of healthcare products are highly regulated. Most of the Sepra products will require additional FDA approval prior to marketing in the United States. We cannot guarantee that we will obtain approval or that the FDA will allow the labeling claims made for the Sepra products or permit the marketing of these products for a broad range of applications. In December 1997, Genzyme discontinued development of Sepracoat-TM- coating solution for the U.S. market after an FDA advisory committee recommended against approval of the product, but continues to market Sepracoat-TM- coating solution in Europe. Genzyme may stop developing one or more of the Sepra products if there is insufficient demand, or if it encounters regulatory or developmental problems.

    THE SEPRA PRODUCTS WILL NOT BE COMMERCIALLY SUCCESSFUL IF THE MARKET DOES
     NOT APPRECIATE THE BENEFITS OF USING ANTIADHESION PRODUCTS AND USE THEM REGULARLY.

    The successful commercialization of the Sepra products will require us to convince surgeons of the effectiveness of our Sepra products and the benefits of antiadhesion products. We also need these surgeons to incorporate the products as standard surgical practice in procedures where adhesions are a potential postoperative complication. Substantial efforts to educate surgeons and hospital administrators as to the benefits of these products will be required, however, in order for the products to penetrate target markets and gain broad market acceptance. We cannot guarantee that the Sepra products will gain market acceptance.

    COMPETITION FROM OTHER COMPANIES COULD HURT OUR PERFORMANCE.

    Our Sepra products will face significant competition from other products intended to reduce adhesions resulting from surgical trauma. Competitors in the United States and elsewhere are numerous and include major pharmaceutical, chemical and biotechnology companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than we do. These companies may succeed in developing products that are more effective than any that we have or which we may develop in the future. Our competitors may also be more successful than Genzyme and our joint venture in producing and marketing these products.

    EURO--THE NEW EUROPEAN CURRENCY

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

    All of our royalties to date have been royalties derived from Genzyme's sale of our Sepra products in Europe. Genzyme has formed committees to address the business implications of the Euro conversion, to communicate information about the conversion throughout the organization, create global coordination among functional areas and address specific accounting, treasury and tax issues relating to the Euro. Genzyme's management believes that the Euro conversion will not affect any of Genzyme's outstanding derivatives and forward contracts, or any of its other material commercial contracts. Similarly, Genzyme's management does not foresee any increased currency exchange rate risk as a result of the Euro conversion.

    Genzyme is continuing to assess whether there are any long-term competitive implications of the Euro conversion. While no material risks have been identified to date, individual European governments may pressure Genzyme to have consistent European pricing, and individual customers and distributors in Europe may choose to begin purchasing products in the country where the Euro price is lowest.

    Because the Internal Revenue Service has not yet issued final regulations regarding the Euro, no assessment can be made as to the tax consequences of the conversion at this time. If the temporary regulations currently in place are adopted in their entirety, Genzyme's management believes that there will be no material tax consequences of the conversion to Genzyme or to us.

    Because Genzyme's existing accounting and finance software is currently able to use Euro-based accounts, its management believes that the cost of upgrading software and other information systems for the conversion will be immaterial.

    YEAR 2000

    Many computer systems and other equipment with embedded chips or processors experience problems handling dates beyond the year 1999. As a result, older programs may experience operating difficulties that cause date sensitive transaction errors unless they are modified or upgraded to adequately address the problem. We rely on Genzyme to provide general and administrative and other services, and our joint venture relies on Genzyme to perform manufacturing, marketing and sales services. These services require the use of Genzyme's computer systems and equipment.

    Genzyme conducted a Year 2000 compliance program to identify and minimize the Year 2000 problems. The program was a coordinated effort conducted by each of Genzyme's divisions, business units and departments using its own MIS personnel. The program involved four phases:

    - conducting an inventory of Genzyme's Year 2000 issues;

    - prioritizing identified systems, programs and equipment based on materiality to Genzyme's operations;

    - assessing Year 2000 compliance; and

    - resolving Year 2000 issues through upgrades, replacements or repairs.

    Concurrently with the conduct of Genzyme's internal compliance program, Genzyme also surveyed certain third parties with whom Genzyme conducts business about their Year 2000 readiness. These third parties include significant customers, suppliers, research or collaborative partners, service providers and distributors, considered to be critical to Genzyme's business. Genzyme attempted to mitigate its risks with respect to such third parties' Year 2000 compliance and none of our or Genzyme's key third party business partners failed to be Year 2000 compliant. As a result, no issues related to Year 2000 compliance have had an adverse impact on our operations.

    As of the date of this Form 10-K, Genzyme has not experienced any material adverse effects on its business, results of operations or financial condition as a result of the Year 2000 issue. Genzyme will continue to monitor its operations and the operations of third parties critical to its operations for potential Year 2000 problems. However, it does not anticipate that it will discover any future Year 2000 issues that will have a material effect on its or our business, results of operations or financial condition.

    As of March 23, 2000, Genzyme had incurred total costs of approximately $1.2 million in connection with its Year 2000 compliance program, which it funded through operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS

                                                              PAGE NO.
                                                              --------
Report of Independent Accountants...........................      18

Statements of Operations--For the Years Ended December 31,
  1999, 1998 and 1997.......................................      19

Balance Sheets--December 31, 1999 and 1998..................      20

Statements of Cash Flows--For the Years Ended December 31,
  1999, 1998 and 1997.......................................      21

Statements of Changes in Partners' Capital (Deficit)--For
  the Years Ended
  December 31, 1999, 1998 and 1997..........................      22

Notes to Financial Statements...............................      23

    All schedules are omitted since the required information is inapplicable or has been presented in the financial statements and related notes.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Genzyme Development Corporation II and Partners of Genzyme Development Partners, L.P.:

    In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital (deficit) and of cash flows present fairly, in all material respects, the financial position of Genzyme Development Partners, L.P. (the "Partnership"), at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As described in Note A to the financial statements, the Partnership expended all available research and development funds in 1994. Genzyme Corporation, however, has funded the research on behalf of the Partnership through advances since 1994 and has committed to fund research, development, general and administrative expenses in 2000.

/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
February 23, 2000

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------   ----------   ----------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER
                                                                          UNIT DATA)
Royalty revenue from Genzyme Corporation (Note C)...........   $  189     $     145    $      51
Costs and expenses:
  Administrative expenses...................................       77            93          154
                                                               ------     ---------    ---------
Operating income (loss).....................................      112            52         (103)

Other income (expenses):
  Equity in net loss of joint venture (Note C)..............       --          (592)        (908)
Investment income...........................................        7             3           25
                                                               ------     ---------    ---------
    Total other income (expenses)...........................        7          (589)        (883)
                                                               ------     ---------    ---------
Net income(loss)............................................   $  119     $    (537)   $    (986)
                                                               ======     =========    =========
Net income(loss) attributable to each partnership unit:
  Limited Partners--based on 737 units......................   $  160     $       0    $       0
                                                               ======     =========    =========
General Partner--based on 1 unit............................   $1,193     $(537,000)   $(986,000)
                                                               ======     =========    =========

   The accompanying notes are an integral part of these financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                                 BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (AMOUNTS IN
                                                                  THOUSANDS)
                                     ASSETS

Cash and cash equivalents...................................   $  18      $  97
Royalty receivable from Genzyme (Note C)....................      59         90
Investment in joint venture (Note C)........................      --         --
                                                               -----      -----
  Total assets..............................................   $  77      $ 187
                                                               =====      =====

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accrued expenses............................................   $  70      $  61
Payable to Genzyme (Note C).................................     107        345
                                                               -----      -----
  Total liabilities.........................................     177        406
Commitments and contingencies (Note C)......................

Partners' capital (deficit) (including accumulated deficit
  of $34,251 as of December 31, 1999):
  General partner...........................................    (218)      (192)
  Class A limited partners..................................     118         --
  Class B limited partners..................................      --         --
                                                               -----      -----
    Gross partners' capital (deficit).......................    (100)      (192)
  Less: unpaid partners' capital............................      --        (27)
                                                               -----      -----
    Total partners' capital (deficit).......................    (100)      (219)
                                                               -----      -----
    Total liabilities and partners' capital (deficit).......   $  77      $ 187
                                                               =====      =====

   The accompanying notes are an integral part of these financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................    $119        $(537)     $  (986)
  Reconciliation of net income (loss) to net cash provided
    (used) by operating activities:
    Equity in net loss of joint venture.....................      --          592          908
    Increase (decrease) in cash from working capital:
      Royalties receivable from Genzyme.....................      31          (73)          (9)
      Payable to Genzyme and accrued expenses...............    (229)          93          (42)
                                                                ----        -----      -------
  Net cash provided (used) by operating activities..........     (79)          75         (129)

Cash flows from investing activities:
    Investment in joint venture.............................      --           --       (1,500)

Cash flows from financing activities:
    Capital contributed by Genzyme..........................      --           --        1,500
                                                                ----        -----      -------
Increase (decrease) in cash and cash equivalents............     (79)          75         (129)
Cash and cash equivalents at beginning of period............      97           22          151
                                                                ----        -----      -------
Cash and cash equivalents at end of period..................    $ 18        $  97      $    22
                                                                ====        =====      =======

   The accompanying notes are an integral part of these financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                    GENERAL     CLASS A     CLASS B      UNPAID       TOTAL
                                                   PARTNER'S    LIMITED     LIMITED     PARTNERS'   PARTNERS'
                                                    CAPITAL    PARTNERS'   PARTNERS'     CAPITAL     CAPITAL
                                                   (DEFICIT)    CAPITAL     CAPITAL     (DEFICIT)   (DEFICIT)
                                                   ---------   ---------   ----------   ---------   ---------
                                                                     (AMOUNTS IN THOUSANDS)
Balance at December 31, 1996.....................   $ (169)      $ --      $      --      $(27)      $ (196)

Capital paid during 1997.........................    1,500         --             --        --        1,500
Net loss.........................................     (986)        --             --        --         (986)
                                                    ------       ----      ----------     ----       ------
  Balance at December 31, 1997...................      345         --             --       (27)         318

Net loss.........................................     (537)        --             --        --         (537)
                                                    ------       ----      ----------     ----       ------
  Balance at December 31, 1998...................     (192)        --             --       (27)        (219)

Write-off of unpaid partners' capital............      (27)        --             --        27           --
Net income.......................................        1        118             --        --          119
                                                    ------       ----      ----------     ----       ------
  Balance at December 31, 1999...................   $ (218)      $118      $      --      $ --       $ (100)
                                                    ======       ====      ==========     ====       ======

   The accompanying notes are an integral part of these financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                         NOTES TO FINANCIAL STATEMENTS

NOTE A--ORGANIZATION

    We were formed in 1989 to develop, produce and derive income from the sale of products that we refer to as the Sepra products in the United States and Canada. The Sepra products are, generally, products that:

    - are based in whole or in part on hyaluronic acid, which is a naturally occurring substance that protects tissue and organs;

    - are used in human clinical trials or human surgical procedures (other than ophthalmic surgery); and

    - have the effect of reducing the incidence or severity of adhesions (scar tissue).

    In August 1996, Genzyme received marketing approval from the FDA for our first product, Sepra Film-Registered Trademark- bioresorbable membrane, and commenced commercial sales of Sepra Film-Registered Trademark- bioresorbable membrane in the United States on behalf of our joint venture, Genzyme Ventures II (described below).

    We have entered into agreements (described in Note C) with Genzyme for the development of the Sepra products and for their manufacture and marketing.

    Our general partner is Genzyme Development Corporation II, a wholly-owned subsidiary of Genzyme. We sold 735 Class A limited partnership interests and two Class B limited partnership interests for $50,000 per interest less discounts for certain interests. Each interest was sold with warrants to purchase 5,200 shares of Genzyme common stock subject to certain anti-dilution adjustments. The warrants expired in October 1996.

    Our profits and losses are generally allocated 99% to our limited partners and 1% to our general partner. After the Class A limited partners have received distributions aggregating 100% of their capital contribution to our partnership, the Class B limited partner will be entitled to receive 5% of profits and losses allocated to the Class A limited partners. Losses allocable to the limited partners in excess of their capital contributions to our partnership are allocated to our general partner. Approximately $532,000 of losses in 1998 and $976,000 of losses in 1997 were allocable to our limited partners, but in excess of their capital contribution, were re-allocated to our general partner according to the terms of our Agreement of Limited Partnership.

    Prior to 1999, we incurred net losses and substantially all of our available funding, except for a small cash balance reserved for general and administrative expenses, was spent by the end of the first quarter of 1994. In 1999, we earned income for the first year since inception. As of December 31, 1999, we had $18,000 of cash, all of which is available to fund operations. Our general partner believes, however, that substantial additional funds will be required to complete the development and clinical testing and commercialization of our remaining Sepra products, other than Sepra Film-Registered Trademark-bioresorbable membrane. Genzyme funded these activities from 1994 through 1999, and currently intends to continue such funding through December 31, 2000. Genzyme also currently intends to fund administrative expenses in excess of our available cash in 2000.

NOTE B--ACCOUNTING POLICIES

ACCOUNTING METHOD

    Our financial statements have been prepared under the accrual method of accounting in conformity with generally accepted accounting principles.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

NOTE B--ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

    Our preparation of financial statements in conformity with generally accepted accounting principles requires the management of our general partner to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

INVESTMENT IN JOINT VENTURE

    As described in Note C, we formed our joint venture with Genzyme in September 1989, which began to engage in business activities on August 17, 1996 (commencement of operations). We account for our investment in our joint venture under the equity method of accounting and, therefore, we reflect our share of our joint venture's losses in our statement of operations.

CASH AND CASH EQUIVALENTS

    Our cash equivalents, consisting of non-government money market funds with initial maturities of three months or less, are valued at cost plus accrued interest which approximates market value.

REVENUE RECOGNITION

    We record royalty revenue upon the shipment and passage of title of the Sepra products by Genzyme to third parties in Europe. Our royalties are calculated based on 6% of Genzyme's net sales of our Sepra products in this region.

INCOME TAXES

    Our financial statements do not include a provision for income taxes. Taxes, if any, are the liability of our limited partners and our general partner. Research and development expenditures have been reported as Internal Revenue Code Section 174 deductions on our federal income tax return. There is, however, a possibility that the Internal Revenue Service may contend that such amounts should be treated as capitalized costs of obtaining and developing rights to the technology.

UNCERTAINTIES

    We are subject to risks common to companies in the biotechnology industry, including, but not limited to:

    - our development of new technological innovations;

    - the development of new technological innovations by our competitors;

    - our ability to obtain and maintain adequate protection of proprietary technology;

    - our ability to obtain reimbursement for our products;

    - healthcare cost containment initiatives;

    - product liability;

    - market acceptance of new products; and

    - compliance with applicable governmental regulations.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

NOTE B--ACCOUNTING POLICIES (CONTINUED)
    The successful commercialization of the Sepra products will require us to convince surgeons of the effectiveness of the products in reducing the formation of postoperative adhesions. We also need these surgeons to incorporate these products as standard surgical practice in procedures where adhesions are a potential postoperative complication. Substantial efforts to educate surgeons and hospital administrators as to the benefits of these products will be required, however, in order for the products to penetrate target markets and gain broad market acceptance. We cannot guarantee that our Sepra products will gain such acceptance.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137, is effective for our fiscal year beginning 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivative instruments as either assets or liabilities in our balance sheet and measure those instruments at fair value. We are currently assessing the effects of adopting SFAS 133 and have not yet made a determination of the impact adoption will have on our financial statements.

NOTE C--AGREEMENTS WITH GENZYME CORPORATION

    We have entered into the following agreements with Genzyme:

DEVELOPMENT AGREEMENT

    Our Development Agreement calls for Genzyme to develop the Sepra products to be used as surgical aids to limit the incidence and severity of postoperative adhesions. We were required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a 10% management fee, up to our available funds. We paid a non-refundable retainer fee of $1.5 million to Genzyme when our partnership commenced. Our general partner has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. Genzyme has no obligation to fund the programs beyond our available funds but has done so after we expended our available funds in the first quarter of 1994. Genzyme spent approximately $9.0 million in 1999, $8.4 million in 1998 and $7.3 million in 1997 on our development programs. Genzyme currently intends to fund the programs through 2000 on a level consistent with previous years and the 2000 budget for the program.

CROSS LICENSE AGREEMENT

    Under the terms of our Cross License Agreement with Genzyme, Genzyme granted to us an exclusive, royalty-free license to use all of Genzyme's patent and technology rights to engage in the development and manufacture of the Sepra products. We granted Genzyme an exclusive license to manufacture and market the Sepra products in Europe in exchange for a royalty of 6% of Genzyme's net European sales of the Sepra products. Genzyme began selling the Sepra products in Europe in late 1995. These royalties are payable to the extent necessary for us to pay projected distributions that are not otherwise funded through sales of our products in the United States and Canada.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

NOTE C--AGREEMENTS WITH GENZYME CORPORATION (CONTINUED)
    In addition to the 6% royalty on net European sales, we will also receive a 5% royalty on sales by Genzyme of competitive products that are not based on hyaluronic acid within the United States and Canada.

JOINT VENTURE AGREEMENT

    We formed our joint venture with Genzyme to make and sell Sepra products in the United States and Canada. Genzyme manufactures our Sepra products and has the exclusive right to sell the Sepra products in the United States and Canada on behalf of our joint venture. We have contributed $1.7 million of cash to our joint venture. Genzyme has contributed its agreement to:

    - manufacture and market our Sepra products;

    - make non-interest bearing loans to our joint venture in the amount of any working capital deficiency;

    - make capital contributions to the extent deemed necessary by both Genzyme and us in connection with the business of our joint venture; and

    - to allow the use of such trademarks, tradenames and logos as we both determine are necessary and advisable for manufacturing and marketing the Sepra products within the United States and Canada.

    Our joint venture began to engage in active business after receipt of FDA marketing approval for Sepra Film-Registered Trademark- bioresorbable membrane on August 17, 1996 (commencement of operations).

    Genzyme purchases the Sepra products from our joint venture at Genzyme's price to the end-user less a distributor's discount (subject to a minimum price) and receives reimbursement for certain costs incurred in connection with the market introduction of our Sepra products. Genzyme holds the inventory for our Sepra products and sells it to our joint venture upon the sales by Genzyme to third parties.

    Genzyme currently funds the joint venture's cash needs. Once annual revenues from sales in the United and Canada exceed $25 million, Genzyme will be reimbursed for general and administrative support through a quarterly commission equal to 10% of our joint venture's revenues for each quarter. The first
$5.6 million of net profits of our joint venture will be allocated to Genzyme. Afterward, 60% of the net profits will be allocated to Genzyme and 40% to us.

    The first $200,000 of the joint venture's losses were allocated to us and, thereafter, the losses are allocated 40% to us and 60% to Genzyme, except to the extent that losses allocable to us would result in the allocation of these losses to our general partner as a result of our limited partners' capital account balance having been previously reduced to zero. In such an event, 100% of the losses, in excess of the first $200,000, are allocated to Genzyme. For financial statement purposes, Genzyme currently consolidates 100% of the losses of our joint venture funded by Genzyme's non-interest bearing loans or capital contributions. Our capital contributions to our joint venture and the allocation of losses from the joint venture are as follows:

    - In 1996, we contributed $0.2 milion of cash to our joint venture and the first $0.2 million losses were allocated to us, which reduced our capital account to zero. The entire amount of the remaining $2.2 million of losses from the joint venture for 1996 was allocated to Genzyme.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

NOTE C--AGREEMENTS WITH GENZYME CORPORATION (CONTINUED)
    - In 1997, Genzyme contributed $1.5 million to our partnership through our general partner. We contributed $1.5 million of cash to our joint venture and, because our capital account balance was positive, we were eligible to receive 40%, or $0.9 million, of losses from our joint venture. The entire amount of the remaining $1.4 million or 60% of our losses from the joint venture for 1997 was allocated to Genzyme.

    - In 1998, we did not make any additional capital contributions to our joint venture and were only eligible to receive an allocation of losses from the joint venture equal to our remaining capital balance of $0.6 million. The entire amount of the remaining $4.2 million of the losses from our joint venture for 1998 was allocated to Genzyme.

    - In 1999, we did not make any additional capital contributions to our joint venture and were not eligible to receive an allocation of losses from our joint venture for 1999. All of the losses of our joint venture for 1999 were allocated to Genzyme.

We will not be eligible to receive an allocation of losses from our joint venture until we make an additional capital contribution to the joint venture.

    Our joint venture's losses for the years ending December 31, 1999, 1998 and 1997 are allocated according to the terms of the Amended and Restated Joint Venture Agreement, which were retroactive to August 17, 1996.

    We have summarized condensed financial information and allocation of the losses of our joint venture in the table below:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       1999          1998          1997
                                                     --------      --------      --------
                                                            (AMOUNTS IN THOUSANDS)
Revenues.......................................       $6,810       $ 5,598       $ 3,210
Operating expenses.............................       (7,236)      (10,393)       (5,479)
Gross profit...................................         (426)       (4,795)       (2,269)
Net loss.......................................         (425)       (4,775)       (2,269)
Allocated to Genzyme Development Partners......       $   --       $  (592)      $  (908)
Allocated to Genzyme...........................       $ (425)      $(4,183)      $(1,361)

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                             1999                1998
                                                           --------            --------
                                                                   (AMOUNTS IN
                                                                    THOUSANDS)
Joint venturer's capital--Genzyme........................    $20                 $20
Joint venturer's capital--Genzyme Development Partners...    $--                 $--

MARKETING AND DISTRIBUTION AGREEMENT

    In connection with negotiating the Amended and Restated Joint Venture Agreement, our joint venture entered into an exclusive Marketing and Distribution Agreement with Genzyme, whereby:

    - Genzyme acts as sole distributor of the Sepra products for our joint venture;

                       GENZYME DEVELOPMENT PARTNERS, L.P.

NOTE C--AGREEMENTS WITH GENZYME CORPORATION (CONTINUED)
    - our joint venture agreed to sell our Sepra products to Genzyme at the price at which Genzyme sells the applicable products to the end-user less a distributor's discount (subject to a minimum purchase price); and

    - our joint venture agreed to reimburse Genzyme for certain costs incurred in connection with market introduction of our Sepra products.

The economic terms of the Marketing and Distribution Agreement are intended to be substantially similar to those that would be applicable if Genzyme provided these services in its capacity as a venturer rather than as a distributor.

TAX INDEMNIFICATION AGREEMENT

    At the request of a special committee of directors of our general partner consisting of the two directors who were not affiliated with Genzyme, we also entered into a Tax Indemnification Agreement with Genzyme. Under that agreement, Genzyme agreed, subject to certain limitations, to indemnify our limited partners against loss of the benefits of certain research and development deductions certain of our limited partners have taken (net of potential tax savings due to any resultant higher tax basis in the limited partnership interests). The Tax Indemnification Agreement can be waived at our discretion in connection with a purchase of our partnership by Genzyme.

PARTNERSHIP PURCHASE OPTION AGREEMENT

    Our Partnership Purchase Option Agreement with Genzyme grants Genzyme the option to purchase our limited partnership interests during the 90-day period beginning on August 31, 2000. The commencement date may be accelerated to the last day of the month in which the aggregate distributions we receive from our joint venture are equal to $5.5 million or more. If Genzyme exercises its rights under the Partnership Purchase Option Agreement, each of our limited partners will receive approximately $35,000 per partnership unit, in cash, Genzyme common stock, or any combination of the two. Additionally, our limited partners will receive quarterly royalty payments for a period of ten years after the buyout date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Exclusive management and control of our business is vested in our general partner. Accordingly, the following information pertains to the directors and executive officers of the general partner:

NAME                                  AGE                       POSITION
----                                --------                    --------
Henri A. Termeer                       54      President and director since September
                                               1989

W. Gerald Austen, M.D.                 70      Director since February 1990

Earl M. Collier, Jr.                   52      Director since September 1997

Stelios Papadopoulos, Ph.D.            52      Director since November 1998

Michael S. Wyzga                       45      Treasurer since 1999

    Directors of our general partner are elected annually by Genzyme, its sole stockholder, and each officer's term of office extends until the meeting of our board of directors following the next annual meeting of stockholders and until a successor is elected and qualified.

    Under a voting agreement between Genzyme and PaineWebber R&D Partners II, L.P., which we refer to as the Fund, the holder of 15% of the Class A limited partnership interests, Genzyme has agreed to nominate and vote its shares for the election of directors such that at least half of the directors of our general partner consist of persons designated by the Fund. Dr. Papadopoulos and Dr. Austen were designated by the Fund. Directors designated by the Fund may not be removed without the written approval of the Fund. No mechanism has been provided to resolve a deadlock on our board of directors.

    MR. TERMEER has been President of Genzyme since October 1983, Chief Executive Officer of Genzyme since December 1985 and Chairman of the Board of Genzyme since May 1988. For ten years prior to joining Genzyme, Mr. Termeer worked for Baxter Travenol Laboratories, Inc., a manufacturer of human healthcare products. Mr. Termeer is a director of Genzyme Transgenics Corporation, ABIOMED, Inc., AutoImmune Inc., Diacrin, Inc., and GelTex Pharmaceuticals, Inc., and a trustee of Hambrecht & Quist Healthcare Investors and Hambrecht & Quist Life Sciences Investors.

    DR. AUSTEN currently is Chairman of the Massachusetts General Physicians Organization. In addition, Dr. Austen is the Edward D. Churchill Professor of Surgery at the Harvard Medical School. Dr. Austen is also a director of ABIOMED, Inc.

    MR. COLLIER joined Genzyme in January 1997 as Senior Vice President, Health Systems and has served as Executive Vice President since July 1997. In addition, Mr. Collier serves as President of Genzyme's Surgical Products division and also has responsibility for its Tissue Repair division. Prior to joining Genzyme, Mr. Collier was President of Vitas HealthCare Corporation (formerly Hospice Care Incorporated), a provider of healthcare services, from October 1991 until August 1995. Prior to that, Mr. Collier was a partner in the Washington, D.C. law firm Hogan & Hartson, which he joined in 1981.

    DR. PAPADOPOULOS is a Managing Director in the investment banking division at SG Cowen Securities Corporation focusing on the biotechnology and pharmaceutical sectors. From April 1987 until February 2000, he was an investment banker at PaineWebber Inc., where he was most recently Chairman of PaineWebber Development Corp., a PaineWebber subsidiary. Dr. Papadopoulos is an Adjunct Associate Professor of Cell Biology of New York University Medical Center and is a director of Diacrin, Inc.

    MR. WYZGA joined Genzyme in February 1998 as Vice President and Corporate Controller and served as Senior Vice President, Corporate Controller and Chief Accounting Officer since January 1999 and as Senior Vice President, Finance and Chief Financial Officer of Genzyme since July 1999. Prior to joining Genzyme, from February 1997 to February 1998 Mr. Wyzga served as Chief Financial Officer of Sovereign Hill Software, Inc., a software company. From November 1995 to February 1997 he served as Vice President of Finance and Chief Financial Officer of CACHELINK Corporation, a client/server software company. From October 1994 to November 1995 Mr. Wyzga served as Vice President of Finance for Lotus, and he also served from August 1993 to October 1994 as Director of Plans and Controls and from April 1991 to August 1993 as Manager of Plans and Controls for Lotus.

EXCHANGE ACT SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

    The executive officers and directors of our general partner are required under Section 16(a) of the Exchange Act to file reports of ownership of Partnership securities and changes in ownership with the Securities and Exchange Commission. Copies of those reports must be furnished to us.

    Based solely on a review of the copies of reports which have been furnished to us and written representations that no other reports were required, our general partner believes that during 1999 the executive officers and directors of our general partner complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

    Dr. Austen and Dr. Papadopoulos are paid $2,500 for each meeting of the board of directors of our general partner. The other directors and officers of our general partner do not receive any compensation or economic benefits from us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    We have disclosed information regarding the ownership of our securities by persons we know to be beneficial owners of more than five percent of any class of our partnerhip interests as of February 29, 2000 in the table below. None of our directors or officers own any of our securities.

                                  NAME AND ADDRESS                 AMOUNT AND NATURE     PERCENTAGE
TITLE OF CLASS                   OF BENEFICIAL OWNER            OF BENEFICIAL OWNERSHIP   OF CLASS
--------------         ---------------------------------------  -----------------------  ----------
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

Class A Limited        PaineWebber R&D                          111 Class A                  15.1%
  Partnership          Partners II, L.P.                        Limited Partner
  Interest             1285 Avenue of the Americas              Interests
                       New York, NY 10019

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Termeer, Mr. Collier and Mr. Wyzga are executive officers of Genzyme. We are a party to agreements with Genzyme that are summarized in Note C., "Agreements with Genzyme Corporation," to our financial statements included in
Item 8 of this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

        The financial statements are listed under Item 8 of this Form 10-K.

    2.  Financial Statement Schedules

        None.

    3.  Exhibits

        The exhibits are listed below under Part IV, Item 14(c) of this Form 10-K.

(b)     Reports on Form 8-K

        We did not file any reports on Form 8-K during the quarter ended December 31, 1999.

(c) Exhibits

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
  3                     Agreement of Limited Partnership dated as of September 13,
                        1989 between Genzyme Development Corporation II, as General
                        Partner, and each of the Limited Partners named therein.
                        Filed as Exhibit 10(aa) to the Registration Statement of
                        Genzyme Corporation on Form S-4, File No. 33-32343, and
                        incorporated herein by reference.
 10.1                   Cross License Agreement dated as of September 13, 1989
                        between Genzyme Corporation and Genzyme Development
                        Partners, L.P. Filed as Exhibit 10(bb) to Genzyme's
                        Registration Statement on Form S-4, File No. 33-32343, and
                        incorporated herein by reference.
 10.2                   Development Agreement dated as of September 13, 1989 between
                        Genzyme Corporation and Genzyme Development Partners, L.P.
                        Filed as Exhibit 10(cc) to Genzyme's Registration Statement
                        on Form S-4, File No. 33-32343, and incorporated herein by reference.
 10.3                   Partnership Purchase Option Agreement dated as of September
                        13, 1989 between Genzyme Corporation, Genzyme Development
                        Corporation II, Genzyme Development Partners, L.P., each
                        Class A Limited Partner and the Class B Limited Partner.
                        Filed as Exhibit 10(dd) to Genzyme's Registration Statement
                        on Form S-4, File No. 33-32343, and incorporated herein by reference.
 10.4                   Partnership Purchase Agreement, undated and unexecuted,
                        between Genzyme Corporation, Genzyme Development Corporation
                        II, Genzyme Development Partners, L.P., each Class A Limited
                        Partner and the Class B Limited Partner, as the case may be.
                        Filed as Exhibit 10(ee) to Genzyme's Registration Statement
                        on Form S-4, File No. 33-32343, and incorporated herein by reference.
 10.5                   Amendment No. 1 to Development Agreement dated January 4,
                        1994 between Genzyme Corporation and Genzyme Development
                        Partners, L.P. Filed as Exhibit 10.14 to Genzyme's Form 10-K
                        for 1993, File No. 0-14680, and incorporated herein by
                        reference.
 10.6                   Notice dated January 4, 1994 from Genzyme Corporation to
                        Genzyme Development Partners, L.P. Filed as Exhibit 10.15 to
                        Genzyme Corporation's Form 10-K for 1993, File No. 0-14680,
                        and incorporated herein by reference.
 10.7                   Notice dated January 13, 1995 from Genzyme Corporation to
                        Genzyme Development Partners, L.P. Filed as Exhibit 10.16 to
                        Genzyme Corporation's Form 10-K for 1994, File No. 0-14680,
                        and incorporated herein by reference.
 10.8                   Notice dated February 22, 1996 from Genzyme Corporation to
                        Genzyme Development Partners, L.P. Filed as Exhibit 10.17 to
                        Genzyme Corporation's Form 10-K for 1995, File No. 0-14680,
                        and incorporated herein by reference.
 10.9                   Amended and Restated Joint Venture Agreement dated as of
                        May 7, 1997 between Genzyme Corporation and Genzyme
                        Development Partners, L.P. Filed as Exhibit 10.1 to Genzyme
                        Development Partners, L.P.'s Report on Form 10-Q as of March
                        31, 1997, File No. 0-18554 and incorporated herein by
                        reference.
 10.10                  Tax Indemnification Agreement dated as of May 7, 1997
                        between Genzyme Corporation and Genzyme Development
                        Partners, L.P. Filed as Exhibit 10.2 to Genzyme Development
                        Partners, L.P. Report on Form 10-Q as of March 31, 1997,
                        File No. 0-18554 and incorporated herein by reference.
 10.11                  Marketing and Distribution Agreement dated as of May 7, 1997 between Genzyme Corporation and Genzyme Ventures II. Filed as Exhibit 10.3 to Genzyme Development Partners, L.P. Report
                        on Form 10-Q as of March 31, 1997, File No. 0-18554 and
                        incorporated herein by reference.
 27                     Financial Data Schedule for Genzyme Development Partners,
                        L.P. Filed herewith.
 99                     Financial Statements of Genzyme Ventures II as of December
                        31, 1998 and 1999 and for the years ended December 31, 1999,
                        1998 and 1997. Filed herewith.

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

                                                       GENZYME DEVELOPMENT PARTNERS, L.P.

                                                       By:  GENZYME DEVELOPMENT CORPORATION, II
                                                            General Partner

Date: March 30, 2000                                   By:  /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                            Michael S. Wyzga
                                                            PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

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

                  SIGNATURE                                    TITLE                       DATE
                  ---------                                    -----                       ----
            /s/ HENRI A. TERMEER               Director and Principal Executive
    ------------------------------------         Officer                              March 30, 2000
              Henri A. Termeer

            /s/ MICHAEL S. WYZGA               Principal Financial and Accounting
    ------------------------------------         Officer                              March 30, 2000
              Michael S. Wyzga

            /s/ W. GERALD AUSTEN               Director
    ------------------------------------                                              March 30, 2000
              W. Gerald Austen

          /s/ EARL M. COLLIER, JR.             Director
    ------------------------------------                                              March 30, 2000
            Earl M. Collier, Jr.

                                               Director
    ------------------------------------
            Stelios Papadopoulos

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
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

 10.9                   Amended and Restated Joint Venture Agreement dated as of
                        May 7, 1997 between Genzyme Corporation and Genzyme
                        Development Partners, L.P. Filed as Exhibit 10.1 to Genzyme
                        Development Partners, L.P.'s Report on Form 10-Q as of March
                        31, 1997, File No. 0-18554 and incorporated herein by
                        reference.

 10.10                  Tax Indemnification Agreement dated as of May 7, 1997
                        between Genzyme Corporation and Genzyme Development
                        Partners, L.P. Filed as Exhibit 10.2 to Genzyme Development
                        Partners, L.P. Report on Form 10-Q as of March 31, 1997,
                        File No. 0-18554 and incorporated herein by reference.

 10.11                  Marketing and Distribution Agreement dated as of May 7, 1997 between Genzyme Corporation and Genzyme Ventures II. Filed as Exhibit 10.3 to Genzyme Development Partners, L.P. Report
                        on Form 10-Q as of March 31, 1997, File No. 0-18554 and
                        incorporated herein by reference.

 27                     Financial Data Schedule for Genzyme Development Partners,
                        L.P. Filed herewith.

 99                     Financial Statements of Genzyme Ventures II as of December
                        31, 1999 and 1998 and for the years ended December 31, 1999,
                        1998 and 1997. Filed herewith.