Form 10-Q
period 2000-03-31
GENZYME DEVELOPMENT PARTNERS L P
filed 2000-05-15
CIK 856312

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to

                         Commission file number 0-18554


                                   -----------

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

                                   -----------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X
         No:

NOTE REGARDING REFERENCES

         Throughout this report, the words "we," "us" and "our" refer to Genzyme Development Partners, L.P. In addition, we refer to:

          o    Genzyme Corporation as "Genzyme;"

          o    Genzyme Development Corporation II as "our general partner;" and

          o Genzyme Ventures II, our joint venture with Genzyme, as "our joint venture."


NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements, including statements concerning our:

          o    expected future revenues, operations and expenditures; and

          o the intention of Genzyme to fund our general and administrative expenses, and research and development programs.

         These forward-looking statements represent the expectations of our general partner as of the filing date of this Form 10-Q. Our actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including:

          o whether Genzyme exercises its rights to purchase the outstanding limited partnership interests during the second half of 2000;

          o our ability to successfully complete preclinical and clinical development and obtain timely regulatory approval for our products;

          o our ability to obtain and maintain adequate patent and other proprietary rights protection for our products;

          o the content and timing of decisions made by the FDA and other agencies regarding our products and the indications for which our products may be approved;

          o the actual size and characteristics of markets to be addressed by our products;

          o    market acceptance of our products;

          o the ability of Genzyme to successfully commercialize the Sepra products in the U.S. and Canada on behalf of our joint venture;

          o the amount of royalty revenue received on European sales of the Sepra products by Genzyme;

          o    Genzyme's ability to obtain reimbursement for our products;

          o the accuracy of our information concerning the products and resources of competitors and potential competitors;

          o funding of our general and administrative expenses and continued funding of our research and development programs by Genzyme; and

          o the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE REGARDING INCORPORATION BY REFERENCE

         The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents that we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this report. Please read that information.

NOTE REGARDING TRADEMARKS

         Genzyme-Registered Trademark- and Sepra Film-Registered Trademark-are registered trademarks of Genzyme. Genzyme-sm- is a service mark of Genzyme.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                        PAGE

 PART I.        FINANCIAL INFORMATION

 Item 1.        Financial Statements:

                Unaudited Statements of Operations for the Three Months Ended March 31, 2000 and 1999....5

                Unaudited Balance Sheets as of March 31, 2000 and December 31, 1999......................6

                Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999....7

                Notes to Unaudited Financial Statements..................................................8

 Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations....10

 Item 3.        Quantitative and Qualitative Disclosures About Market Risk...............................13

 PART II.       OTHER INFORMATION

 Item 6.        Exhibits and Reports on Form 8-K.........................................................13

 Signatures  ............................................................................................14

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 2000

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    --------------------
                                                                                     2000           1999
                                                                                     ----           ----
                                                                              (UNAUDITED, AMOUNTS IN THOUSANDS
                                                                                   EXCEPT PER UNIT DATA)

 Royalty revenue from Genzyme.............................................          $   61         $  48

 Costs and expenses:
     Administrative expenses..............................................              18            18
                                                                                   -------        ------
 Operating income.........................................................              43            30

 Other income (expenses):
     Equity in net loss of joint venture (Note C).........................               -             -
     Investment income....................................................               -             1
                                                                                 ---------       -------
 Total other income (expenses)............................................               -             1

 Net income...............................................................          $   43         $  31
                                                                                    ======         =====

 Net income attributable to each partnership unit:

     Limited Partners-based on 737 units..................................          $   58         $  42
                                                                                    ======         =====

     General Partner-based on 1 unit......................................           $ 430          $310
                                                                                     =====          ====

The accompanying notes are an integral part of these unaudited financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
BALANCE SHEETS

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                           2000               1999
                                                                                           ----               ----
                                                                                  (UNAUDITED, AMOUNTS IN THOUSANDS)

 ASSETS
 Cash and cash equivalents................................................                $  74              $  18
 Royalty receivable from Genzyme..........................................                   61                 59
 Investment in joint venture (Note C).....................................                    -                  -
                                                                                       --------           --------
     Total assets.........................................................                 $135              $  77
                                                                                           ====              =====


 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
  Accrued expenses........................................................                $  51              $  70
  Payable to Genzyme (Note B).............................................                  141                107
                                                                                         ------              -----
     Total liabilities....................................................                  192                177

 Commitments and contingencies............................................

 Partners' capital (deficit) (including accumulated deficit of $34,208 as of
    March 31, 2000):
     General partner......................................................                 (218)             (218)
     Class A limited partners.............................................                  161                118
     Class B limited partners.............................................                    -                  -
                                                                                      ---------           --------
         Total partners' capital (deficit)................................                  (57)             (100)
                                                                                         ------              ----

         Total liabilities and partners' capital (deficit)................                $ 135              $  77
                                                                                          =====              =====

The accompanying notes are an integral part of these unaudited financial statements.

GENZYME DEVELOPMENT PARTNERS, L.P.
STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                          ---------------------
                                                                                          2000             1999
                                                                                          ----             ----
                                                                                  (UNAUDITED, AMOUNTS IN THOUSANDS)

Cash flows from operating activities:
    Net income.........................................................                 $    43          $   31

    Reconciliation of net income to net cash provided by operating activities:
       Increase in cash from working capital:
          Royalties receivable from Genzyme............................                     (2)             (10)
          Payable to Genzyme and accrued expenses......................                      15              18
                                                                                         ------          ------
    Net cash provided by operating activities..........................                      56              39
                                                                                          -----          ------

 Increase in cash and cash equivalents.................................                      56              39
 Cash and cash equivalents at beginning of period......................                      18              97
                                                                                         ------          ------

 Cash and cash equivalents at end of period............................                   $  74            $136
                                                                                          =====            ====

The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                     NOTES TO UNAUDITED, FINANCIAL STATEMENTS
                                 MARCH 31, 2000


A.       BASIS FOR PRESENTATION

         We were formed in 1989 to develop, produce and derive income from the sale of products that we refer to as the Sepra products in the United States and Canada. The Sepra products are, generally, products that:

          o are based in whole or in part on hyaluronic acid, which is a naturally occurring substance that protects tissue and organs;

          o are used in human clinical trials or human surgical procedures (other than ophthalmic surgery); and

          o have the effect of reducing the incidence or severity of adhesions (scar tissue).

         In August 1996, Genzyme received marketing approval from the FDA for our first product, Sepra Film-Registered Trademark- bioresorbable membrane, and commenced commercial sales of Sepra Film-Registered Trademark- bioresorbable membrane in the United States on behalf of our joint venture.

         Per partnership unit information is based on the number of partnership units outstanding at the end of each period. The number of units outstanding has not changed since the date of our capitalization.

         Our unaudited financial statements should be read in conjunction with the information, financial statements and footnotes included in our 1999 Annual Report on Form 10-K. We prepared our unaudited financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that is normally required by generally accepted accounting principles has been condensed or omitted.

         These financial statements are unaudited but include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

B.       DEVELOPMENT AGREEMENT

         Our Development Agreement calls for Genzyme to develop the Sepra products to be used as surgical aids to limit the incidence and severity of postoperative adhesions. We were required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a 10% management fee, up to our available funds. We paid a non-refundable retainer fee of $1.5 million to Genzyme when our partnership commenced. Our general partner has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. Genzyme has no obligation to fund the programs beyond our available funds but has done so after we expended our available funds in the first quarter of 1994. Genzyme has spent the following amounts on our development programs since the first quarter of 1994:

          o    $1.6 million for the three months ended March 31, 2000;
          o    $9.0 million in 1999;
          o    $8.4 million in 1998;
          o    $7.3 million in 1997;
          o    $6.0 million in 1996;
          o    $6.4 million in 1995; and
          o $6.5 million for the period April 1, 1994 through December 31, 1994.

We are not obligated to reimburse Genzyme for any of these development expenses. Genzyme currently intends to fund our development programs through 2000 on a level consistent with previous years and the 2000 budget for the programs.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                    NOTES TO UNAUDITED, FINANCIAL STATEMENTS
                                 MARCH 31, 2000

C.       JOINT VENTURE AGREEMENT

         We formed our joint venture with Genzyme to make and sell Sepra products in the United States and Canada. Genzyme manufactures our Sepra products and has the exclusive right to sell the Sepra products in the United States and Canada on behalf of our joint venture. Genzyme currently funds the joint venture's cash needs. Once annual revenues from sales in the United States and Canada exceed $25 million, Genzyme will be reimbursed for general and administrative support through a quarterly commission equal to 10% of its revenues for each quarter.

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

         We did not recognize losses from the joint venture for the three months ended March 31, 2000 or March 31, 1999 because of the reasons set forth in the previous paragraph. According to the terms of the Amended and Restated Joint Venture Agreement, the losses of our joint venture for each of these periods were allocated 100% to Genzyme.

We have summarized condensed financial information of our joint venture in the tables below:


                                                           THREE MONTHS ENDED
                                                                MARCH 31,              INCREASE/
                                                          ----------------------       DECREASE
                                                          2000              1999       % CHANGE
                                                          ----              ----      -----------
                                               (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)

         Revenues....................................   $1,745           $ 1,405          24%
         Gross profit................................    1,169               777          50%
         Operating expenses..........................   (1,346)           (1,249)          8%
         Net loss....................................     (177)             (472)        (63)%

         The net loss for our joint venture decreased in the three months ended March 31, 2000 as compared to the same period of 1999 due primarily to:

          o increased sales of Sepra Film-Registered Trademark- bioresorbable membrane; and

          o improvements in manufacturing efficiency, which decreased our joint venture's manufacturing costs.

         The increased sales and reduced manufacturing costs were offset in part by a slight increase in the costs associated with selling and marketing Sepra Film-Registered Trademark- bioresorbable membrane in the United States and Canada.

                                                                           MARCH 31,        DECEMBER 31,
                                                                              2000             1999
                                                                              ----             ----
                                                                        (UNAUDITED, AMOUNTS IN THOUSANDS)

         Current assets.........................................              $21               $21
         Noncurrent assets......................................                 -                -
         Current liabilities....................................                21               21
         Noncurrent liabilities.................................                 -                -

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

 The following discussion is a summary of the key factors the management of our general partner considers necessary in reviewing our results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,            INCREASE/
                                                                -------------------        DECREASE
                                                                  2000         1999        % CHANGE
                                                                  ----         ----        --------
                                                     (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)

Royalty revenue from Genzyme............................        $   61      $    48             27%

Costs and expenses:
      Administrative expenses...........................            18           18              0%
                                                                ------     --------
Operating income........................................            43           30             43%

Equity in net loss of joint venture.....................             -            -              0%
Investment income.......................................             -            1           (100%)
                                                             ---------    ---------
      Total other income (expenses).....................             -            1           (100%)
                                                             ---------    ---------

Net income..............................................        $   43      $    31             39%
                                                                ======      =======

ROYALTY REVENUE

         Under our Cross License Agreement with Genzyme, we record royalty revenue upon the shipment and passage of title of the Sepra products by Genzyme to third parties in Europe. Our royalties are calculated based on 6% of Genzyme's net sales of the Sepra products in this region. Royalty revenue increased in the three months ended March 31, 2000 as compared to the same period of 1999 due primarily to Genzyme's increased shipments of Sepra products in Europe which resulted from Genzyme's use of a European distributor.

EQUITY IN NET LOSS OF JOINT VENTURE

         Our joint venture's net revenues were $1.7 million for the three months ended March 31, 2000 as compared to $1.4 million for the same period of 1999. Our joint venture incurred net losses of $0.2 million for the first quarter of 2000, a decrease of 63% in comparison to net losses of $0.5 million for the first quarter of 1999. The decrease in net losses is attributable to:

          o increased sales of the Sepra products in the United States and Canada; and

          o improvements in manufacturing efficiency which decreased our joint venture's manufacturing costs.

         The increased sales and reduced manufacturing costs were offset in part by a slight increase in the costs associated with introducing, selling and marketing the Sepra products in the healthcare marketplace in United States and Canada.

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

         We did not recognize losses from the joint venture for the three months ended March 31, 2000 or March 31, 1999 because of the reasons set forth in the previous paragraph. According to the terms of the Amended and Restated
Joint Venture Agreement, the losses of our joint venture for each of the three months ended March 31, 2000 and 1999 were allocated 100% to Genzyme.

NET INCOME

         Our net income for the three months ended March 31, 2000 increased in comparison to our net income for the same period of 1999 due to increased royalty revenues.

FINANCIAL CONDITION

         As of March 31, 2000, we had $74,000 in cash and cash equivalents, an increase of $56,000 from December 31, 1999. We received $57,000 of cash from the collection of royalties. Our remaining cash is reserved for funding general and administrative expenses.

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

         We will require substantial additional funds to complete the development and clinical testing of the Sepra products. Genzyme has funded the research and development programs for our Sepra products on an annual basis since the first quarter of 1994, when we depleted all of the funds we had available to develop our products. Genzyme currently intends to continue to provide this funding through 2000. There is no guarantee that Genzyme will continue funding our programs. Genzyme has committed to fund our administrative expenses in excess of our cash balance. Genzyme is not obligated to provide such funding after 2000. If Genzyme stops funding our operations and development programs, we cannot guarantee that we will be able to obtain any additional financing or find it on favorable terms. If we have insufficient funds or are unable to raise additional funds, we may delay, reduce or eliminate all or some of our programs.

PARTNERSHIP PURCHASE OPTION AGREEMENT

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

EURO-THE EUROPEAN CURRENCY

         On January 1, 1999, a number of European countries adopted the Euro as their common currency. All of our revenues to date have been derived from Genzyme's European sales of Sepra products. Since December 31, 1999, there have been no material changes related to Genzyme's outstanding derivatives and forward contracts, or any other material contracts as a result of the euro conversion nor have there been any material changes in Genzyme's or our competitive position as a result of the conversion. We incorporate by reference our disclosure related to the euro conversion set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Euro - the New European Currency" in our 1999 Annual Report on Form 10-K into this section.

YEAR 2000
         We rely upon Genzyme to provide general and administrative and other services. Our joint venture relies upon Genzyme to perform manufacturing, marketing and sales services. The services provided to us and to our joint venture by Genzyme involve the use of Genzyme's computer systems and equipment. There have been no material changes in Genzyme's Year 2000 compliance program or our potential Year 2000 exposures since December 31, 1999. We incorporate by reference our disclosure related to Year 2000 compliance set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000" in our

1999 Annual Report on Form 10-K into this section.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 2000


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable.

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           27 Financial Data Schedule for Genzyme Development Partners, L.P. (for EDGAR filing purposes only). Filed with this report.

                  (b)      Reports on Form 8-K

                           We did not file any reports on Form 8-K during the quarter ending March 31, 2000.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 2000






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


                                  GENZYME DEVELOPMENT PARTNERS, L.P.
                                  (Registrant)

                                  By:  GENZYME DEVELOPMENT CORPORATION II,
                                  its General Partner

DATE:   May 15, 2000              By: /S/ MICHAEL S. WYZGA
                                      --------------------------------------
                                  Michael S. Wyzga
                                  Treasurer and Chief Financial Officer

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, MARCH 31, 2000


                                  EXHIBIT INDEX


Exhibit
  NO.                       DESCRIPTION

  27     Financial Data Schedule for Genzyme Development Partners, L.P.
         (for EDGAR filing purposes only). Filed with this report.