Form 10-Q
period 2000-06-30
GENZYME DEVELOPMENT PARTNERS L P
filed 2000-08-14
CIK 856312

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-18554

                            ------------------------

                       GENZYME DEVELOPMENT PARTNERS, L.P.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     04-3065192
      (State or other jurisdiction of               (IRS Employer Identification No.)
       incorporation or organization)

ONE KENDALL SQUARE, CAMBRIDGE, MASSACHUSETTS                   02139-1562
  (Address of principal executive offices)                     (Zip Code)

                                 (617) 252-7500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE REGARDING REFERENCES

    Throughout this report, the words "we", "us" and "our" refer to Genzyme Development Partners, L.P. In addition, we refer to:

    - Genzyme Corporation as "Genzyme;"

    - Genzyme Development Corporation II as "our general partner;" and

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

    - our ability to successfully complete preclinical and clinical development and obtain timely regulatory approval for our products;

    - our ability to obtain and maintain adequate patent and other proprietary rights protection for our products;

    - the content and timing of decisions made by the United States Food and Drug Administration and other agencies regarding our products and the indications for which our products may be approved;

    - the actual size and characteristics of markets to be addressed by our products;

    - market acceptance of our products;

    - the ability of Genzyme to successfully commercialize the Sepra products in the United States and Canada on behalf of our joint venture;

    - the amount of royalty revenue received on European sales of the Sepra products by Genzyme;

    - Genzyme's ability to obtain reimbursement for our products;

    - the accuracy of our information concerning the products and resources of competitors and potential competitors;

    - funding of our general and administrative expenses and continued funding of our research and development programs by Genzyme; and

    - the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the fiscal year ended December 31, 1999 (our "1999 Form 10-K").

NOTE REGARDING INCORPORATION BY REFERENCE

    The Securities and Exchange Commission allows us to disclose important information to you by referring you to other documents that we have filed with the SEC. The information that we refer you to is "incorporated by reference" into this report. Please read that information.

NOTE REGARDING TRADEMARKS

    Genzyme-Registered Trademark- and Sepra Film-Registered Trademark- are registered trademarks of Genzyme. Sepramesh-TM- is a trademark of Genzyme. Genzyme(SM) is a service mark of Genzyme.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 2000
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Unaudited Statements of Operations for the Three and Six
          Months Ended
          June 30, 2000 and 1999......................................      5

          Balance Sheets as of June 30, 2000 (unaudited) and
          December 31, 1999...........................................      6

          Unaudited Statements of Cash Flows for the Six Months Ended
          June 30,
          2000 and 1999...............................................      7

          Notes to Unaudited Financial Statements.....................      8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     11

ITEM 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................     13

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K............................     13

Signatures............................................................     14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                            STATEMENTS OF OPERATIONS

             (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PER UNIT DATA)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Royalty revenue from Genzyme................................   $   61      $ 44      $  122      $ 92

Costs and expenses:
  Administrative expenses...................................       34        28          52        46
                                                               ------      ----      ------      ----
Operating income............................................       27        16          70        46
                                                               ------      ----      ------      ----

Other income:
  Equity in net income (loss) of joint venture (Note C).....       --        --          --        --
  Investment income.........................................        2         1           2         2
                                                               ------      ----      ------      ----
      Total other income....................................        2         1           2         2
                                                               ------      ----      ------      ----

Net income..................................................   $   29      $ 17      $   72      $ 48
                                                               ======      ====      ======      ====

Net income attributable to each partnership unit:

  Limited partners--based on 737 units......................   $   39      $ 23      $   97      $ 65
                                                               ======      ====      ======      ====

  General partner--based on 1 unit..........................   $  293      $170      $  723      $480
                                                               ======      ====      ======      ====

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                                 BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS

Cash and cash equivalents...................................      $137          $  18
Royalty receivable from Genzyme.............................        61             59
Investment in joint venture (Note C)........................        --             --
                                                                  ----          -----
      Total assets..........................................      $198          $  77
                                                                  ====          =====
                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accrued expenses............................................      $ 47          $  70
Payable to Genzyme (Note B).................................       179            107
                                                                  ----          -----
      Total liabilities.....................................       226            177
                                                                  ----          -----
Commitments and contingencies...............................        --             --
Partners' capital (deficit) (including accumulated deficit
  of $34,179 as of June 30, 2000):
  General partner...........................................      (217)          (218)
  Class A limited partners..................................       189            118
  Class B limited partners..................................        --             --
                                                                  ----          -----
      Total partners' capital (deficit).....................       (28)          (100)
                                                                  ----          -----
      Total liabilities and partners' capital (deficit).....      $198          $  77
                                                                  ====          =====

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                            STATEMENTS OF CASH FLOWS

                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                    SIX MONTHS
                                                                      ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
Cash flows from operating activities:
  Net income................................................    $ 72          $ 48
  Reconciliation of net income to net cash provided by
    operating activities:
    Increase (decrease) in cash from working capital:
      Royalties receivable from Genzyme.....................      (2)           44
      Payable to Genzyme and accrued expenses...............      49            46
                                                                ----          ----
  Net cash provided by operating activities.................     119           138
                                                                ----          ----

Increase in cash and cash equivalents.......................     119           138
Cash and cash equivalents at beginning of period............      18            97
                                                                ----          ----
Cash and cash equivalents at end of period..................    $137          $235
                                                                ====          ====

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

    In August 1996, Genzyme received marketing approval from the FDA for our first product, Sepra Film-Registered Trademark- bioresorbable membrane, and commenced commercial sales of Sepra Film-Registered Trademark- bioresorbable membrane in the United States on behalf of our joint venture. In March 2000, Genzyme received FDA approval of Sepramesh-TM- biosurgical composite for use in hernia repair procedures and commenced commercial sales of this product in June 2000 in the United States on behalf of our joint venture.

    Per partnership unit information is based on the number of partnership units outstanding at the end of each period. The number of units outstanding has not changed since the date of our capitalization.

    Our unaudited financial statements should be read in conjunction with the information, financial statements and footnotes included in our 1999 Form 10-K. We prepared our unaudited financial statements following the requirements of the SEC for interim reporting. As permitted under those rules, certain notes or other financial information that is normally required by generally accepted accounting principles have been condensed or omitted.

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

B. DEVELOPMENT AGREEMENT

    Our Development Agreement calls for Genzyme to develop the Sepra products to be used as surgical aids to limit the incidence and severity of postoperative adhesions. We were required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a 10% management fee, up to our available funds. We paid a non-refundable retainer fee of $1.5 million to Genzyme when our partnership commenced. Our general partner has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. Genzyme has no obligation to fund the programs beyond our available funds but has done so after we expended our available funds in the first quarter of 1994. Genzyme has spent the following amounts on our development programs since the first quarter of 1994:

    - $3.2 million for the six months ended June 30, 2000;

    - $9.0 million in 1999;

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                                 JUNE 30, 2000

B. DEVELOPMENT AGREEMENT (CONTINUED)
    - $8.4 million in 1998;

    - $7.3 million in 1997;

    - $6.0 million in 1996;

    - $6.4 million in 1995; and

    - $6.5 million for the period April 1, 1994 through December 31, 1994.

We are not obligated to reimburse Genzyme for any of these development expenses. Genzyme currently intends to fund our development programs through 2000 on a level consistent with the 2000 budget for the programs.

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

    The first $200,000 of the joint venture's losses were allocated to us and, thereafter, the losses are allocated 40% to us and 60% to Genzyme, except to the extent that losses allocable to us would result in the allocation of these losses to our general partner as a result of our limited partners' capital account balance having been previously reduced to zero. In such an event, 100% of the losses which would have been allocated to our general partner are allocated to Genzyme. For financial statement purposes, Genzyme currently consolidates 100% of the losses of our joint venture funded by Genzyme's non-interest bearing loans or capital contributions.

    Profits and losses of our joint venture are allocated on a year-to-date basis. Losses were not allocated to us from the joint venture for the three and six months ended June 30, 2000 for or the comparable periods of 1999 because our basis in the joint venture was zero in each of these periods and we are not eligible to receive loss allocation in excess of our capital contributions to the joint venture. According to the terms of the Amended and Restated Joint Venture Agreement, the losses of our joint venture for each of these periods were allocated 100% to Genzyme.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                                 JUNE 30, 2000

C. JOINT VENTURE AGREEMENT (CONTINUED)
    We have summarized condensed financial information of our joint venture in the tables below:

                                         THREE MONTHS                     SIX MONTHS ENDED
                                        ENDED JUNE 30,      INCREASE/         JUNE 30,         INCREASE/
                                      -------------------   (DECREASE)   -------------------   (DECREASE)
                                        2000       1999      % CHANGE      2000       1999      % CHANGE
                                      --------   --------   ----------   --------   --------   ----------
                                           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Revenues............................  $ 2,165    $ 1,751         24%     $ 3,910    $ 3,156        24%
Gross margin........................    1,523        986         54%       2,692      1,763        53%
Operating expenses..................   (1,430)    (1,120)        28%      (2,776)    (2,369)       17%
Net income (loss)...................       93       (134)      (169)%        (84)      (606)      (86)%

                                                                     AS OF                 AS OF
(AMOUNTS IN THOUSANDS)                                           JUNE 30, 2000       DECEMBER 31, 1999
------------------------------------------------------------  -------------------   -------------------
                                                                  (UNAUDITED)
Current assets..............................................  $             21      $                21
Noncurrent assets...........................................                --                       --
Current liabilities.........................................                21                       21
Noncurrent liabilities......................................                --                       --

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            FORM 10-Q, JUNE 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion is a summary of the key factors the management of our general partner considers necessary in reviewing our results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS

                                           THREE MONTHS
                                               ENDED                        SIX MONTHS ENDED
                                             JUNE 30,         INCREASE/         JUNE 30,         INCREASE/
                                        -------------------   (DECREASE)   -------------------   (DECREASE)
                                          2000       1999      % CHANGE      2000       1999      % CHANGE
                                        --------   --------   ----------   --------   --------   ----------
                                             (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Royalty revenue from Genzyme..........    $ 61       $44           39%       $122       $92           33%

Costs and expenses:
  Administrative expenses.............      34        28           21%         52        46           13%
                                          ----       ---                     ----       ---
Operating income......................      27        16           69%         70        46           52%
                                          ----       ---                     ----       ---

Other income:
  Equity in net income (loss) of joint
    venture...........................      --        --            0%         --        --            0%
  Investment income...................       2         1          100%          2         2            0%
                                          ----       ---                     ----       ---
    Total other income................       2         1          100%          2         2            0%
                                          ----       ---

Net income............................    $ 29       $17           71%       $ 72       $48           50%
                                          ====       ===                     ====       ===

ROYALTY REVENUE

    Under our Cross License Agreement with Genzyme, we record royalty revenue upon the shipment and passage of title of the Sepra products by Genzyme to third parties in Europe. Our royalties are calculated based on 6% of Genzyme's net sales of the Sepra products in this region. Royalty revenue increased in the three and six months ended June 30, 2000 as compared to the same period of 1999 due primarily to increased sales of the Sepra products in Europe.

EQUITY IN NET INCOME (LOSS) OF JOINT VENTURE

    The first $5.6 million of net profits of our joint venture will be allocated to us, and the next $8.4 million will be allocated to Genzyme. Afterward, 60% of the net profits will be allocated to Genzyme and 40% to us.

    The first $200,000 of the joint venture's losses were allocated to us and, thereafter, the losses are allocated 40% to us and 60% to Genzyme, except to the extent that losses allocable to us would result in the allocation of these losses to our general partner as a result of our limited partners' capital account balance having been previously reduced to zero. In such an event, 100% of the losses which would have been allocated to our general partner are allocated to Genzyme. For financial statement purposes, Genzyme currently consolidates 100% of the losses of our joint venture funded by Genzyme's non-interest bearing loans or capital contributions.

    Profits and losses of our joint venture are allocated on a year-to-date basis. We did not recognize losses from the joint venture for the three and six months ended June 30, 2000 or for the comparable periods of 1999 because our basis in the joint venture was zero in each of these periods and we are not eligible to receive loss allocations in excess of our capital contributions to the joint venture. According to the terms of the Amended and Restated Joint Venture Agreement, the losses of our joint venture for each of these periods were allocated 100% to Genzyme.

    Our joint venture recorded net income of $93,000 for the three months ended June 30, 2000 and incurred net losses of $84,000 for the six months ending
June 30, 2000 as compared to net losses of $134,000 and $606,000 for the same periods of 1999. Our joint venture's net revenues increased to $2.2 million for the three months ended June 30, 2000 and $3.9 million for the six months ended June 30, 2000 from $1.8 million and $3.2 million for the same periods of 1999. The increase in revenues in each period was due to increased sales of Sepra Film-Registered Trademark- bioresorbable membrane and the commencement of sales of Sepramesh-TM- biosurgical composite in the United States in June 2000. Our joint venture's gross margins increased by 54% and 53% in the three and six months ended June 30, 2000 as compared to the same periods of 1999 due primarily to the increased sales volume of the Sepra products. In the three and six months ended June 30, 2000 our joint venture's operating expenses, which consist solely of selling and marketing expenses, increased by 28% and 17% as compared to the same periods of 1999. This increase was due to increased costs associated with selling and marketing Sepra Film-Registered Trademark- bioresorbable membrane in the United States and Canada and additional selling and marketing expenses related to the introduction of Sepramesh-TM- biosurgical composite in the United States.

FINANCIAL CONDITION

    As of June 30, 2000, we had $137,000 in cash and cash equivalents, an increase of $119,000 from December 31, 1999. We received $118,000 of cash from the collection of royalties from Genzyme. Our remaining cash is reserved for funding general and administrative expenses.

    Our future profitability is entirely dependent upon our joint venture's sales of the Sepra products. Our joint venture commenced operations following receipt of FDA marketing approval of Sepra Film-Registered Trademark-bioresorbable membrane in August 1996. Sepra Film-Registered Trademark-bioresorbable membrane is the first Sepra Product to obtain FDA marketing approval and was launched in the United States during the fourth quarter of 1996. Sepra Film-Registered Trademark- bioresorbable membrane is being marketed in the United States and Canada by Genzyme on behalf of our joint venture. In March 2000, Genzyme received FDA approval of Sepramesh-TM- biosurgical composite for use in hernia repair procedures and commenced commercial sales of this product in June 2000 in the United States on behalf of our joint venture. In July 2000, Genzyme received approval of Sepramesh-TM- biosurgical composite for use in Canada and Europe.

    We will require substantial additional funds to complete the development and clinical testing of the Sepra products. Genzyme has funded the research and development programs for our Sepra products on an annual basis since the first quarter of 1994, when we depleted all of the funds we had available to develop our products. Genzyme is obligated to provide this funding through 2000. There is no guarantee that Genzyme will continue funding our program after 2000. Genzyme has committed to fund our administrative expenses in excess of our cash balance. Genzyme is not obligated to provide such funding after 2000. If Genzyme stops funding our operations and development programs, we cannot guarantee that we will be able to obtain any additional financing or find it on favorable terms. If we have insufficient funds or are unable to raise additional funds, we may delay, reduce or eliminate all or some of our programs.

PARTNERSHIP PURCHASE OPTION AGREEMENT

    This year, Genzyme has the right to purchase our limited partnership interests. Under a Partnership Purchase Option Agreement, Genzyme has the option to purchase our limited partnership interests during the 90-day period beginning on August 31, 2000. If Genzyme exercises the option, each of our limited partners will receive approximately $35,000 per partnership unit, in cash, any series of Genzyme common stock, or any combination of the two. Additionally, our limited partners would be eligible to receive quarterly royalty payments for a period of ten years after the buyout date unless Genzyme prepays this royalty stream.

EURO--THE EUROPEAN CURRENCY

    On January 1, 1999, a number of European countries adopted the euro as their common currency. All of our revenues to date have been derived from Genzyme's European sales of Sepra products. Since December 31, 1999, there have been no material changes related to Genzyme's outstanding derivatives and forward contracts, or any other material contracts as a result of the euro conversion nor have there been any material changes in Genzyme's or our competitive position as a result of the conversion. We incorporate by reference our disclosure related to the euro conversion set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Euro--the New European Currency" in our 1999 Form 10-K into this section.

YEAR 2000

    We rely upon Genzyme to provide general and administrative and other services. Our joint venture relies upon Genzyme to perform manufacturing, marketing and sales services. The services provided to us and to our joint venture by Genzyme involve the use of Genzyme's computer systems and equipment. There have been no material changes in Genzyme's Year 2000 compliance program or our potential Year 2000 exposures since December 31, 1999. We incorporate by reference our disclosure related to Year 2000 compliance set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000" in our 1999 Form 10-K into this section.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

        27 Financial Data Schedule for Genzyme Development Partners, L.P. (for
           EDGAR filing purposes only). Filed with this report.

(b) Reports on Form 8-K

       We did not file any reports on Form 8-K during the quarter ending June 30, 2000.

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

                                                       GENZYME DEVELOPMENT PARTNERS, L.P.
                                                       (Registrant)

                                                       By:  GENZYME DEVELOPMENT CORPORATION II,
                                                            its General Partner

DATE: August 14, 2000                                  By:  /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                            Michael S. Wyzga
                                                            TREASURER AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------
27                      Financial Data Schedule for Genzyme Development Partners,
                        L.P. (for EDGAR filing purposes only). Filed with this
                        report.