Form 10-Q
period 2000-09-30
GENZYME DEVELOPMENT PARTNERS L P
filed 2000-11-14
CIK 856312

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-18554

                            ------------------------

                       GENZYME DEVELOPMENT PARTNERS, L.P.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-3065192
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

          ONE KENDALL SQUARE,                               02139-1562
       CAMBRIDGE, MASSACHUSETTS                             (zip code)
    (Address of principal executive
               offices)

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains forward-looking statements, including statements concerning our:

    - Genzyme's intention to exercise its rights to purchase the outstanding limited partnership interests and to pay the purchase price using cash;

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

These forward-looking statements represent the expectations of our general partner as of the filing date of this Form 10-Q. Our actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including:

    - whether Genzyme exercises its rights to purchase the outstanding limited partnership interests before the option expires and actually uses cash to pay the purchase price;

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

    - the actual size and charecteristics of markets to be addressed by our products;

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

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                         FORM 10-Q, SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements:

          Unaudited Statements of Operations for the Three and Nine
            Months Ended September 30, 2000 and 1999..................      5

          Balance Sheets as of September 30, 2000 (unaudited) and
            December 31, 1999.........................................      6

          Unaudited Statements of Cash Flows for the Nine Months Ended
            September 30, 2000 and 1999...............................      7

          Notes to Unaudited Financial Statements.....................      8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     11

ITEM 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................     13

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K............................     14

Signatures............................................................     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            STATEMENTS OF OPERATIONS
             (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PER UNIT DATA)

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                          -------------------------   -------------------------
                                                            2000             1999       2000             1999
                                                          --------         --------   --------         --------
Royalty revenue from Genzyme............................   $   58            $ 41      $  180            $133
Costs and expenses:
  Administrative expenses...............................       25              20          77              66
                                                           ------            ----      ------            ----
Operating income........................................       33              21         103              67
Other income:
  Equity in net income of joint venture (Note C)........      281              --         281              --
  Investment income.....................................        3               2           5               4
                                                           ------            ----      ------            ----
    Total other income..................................      284               2         286               4
                                                           ------            ----      ------            ----
Net income..............................................   $  317            $ 23      $  389            $ 71
                                                           ======            ====      ======            ====
Net income attributable to each partnership unit:
  Limited partners--based on 737 units..................   $  426            $ 31      $  523            $ 96
                                                           ======            ====      ======            ====
General partner--based on 1 unit........................   $3,168            $230      $3,891            $710
                                                           ======            ====      ======            ====

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Cash and cash equivalents...................................      $  59           $  18
Royalty receivable from Genzyme.............................         57              59
Investment in joint venture (Note C)........................        281              --
                                                                  -----           -----
      Total assets..........................................      $ 397           $  77
                                                                  =====           =====
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Accrued expenses............................................      $  66           $  70
Payable to Genzyme..........................................         42             107
                                                                  -----           -----
      Total liabilities.....................................        108             177
                                                                  -----           -----
Commitments and contingencies...............................         --              --

Partners' capital (deficit) (including accumulated deficit
  of $33,862 as of September 30, 2000):
  General partner...........................................       (214)           (218)
  Class A limited partners..................................        502             118
  Class B limited partners..................................          1              --
                                                                  -----           -----
      Total partners' capital (deficit).....................        289            (100)
                                                                  -----           -----
      Total liabilities and partners' capital (deficit).....      $ 397           $  77
                                                                  =====           =====

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                            STATEMENTS OF CASH FLOWS
                       (UNAUDITED, AMOUNTS IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
Cash flows from operating activities:
  Net income................................................   $ 389            $  71
  Reconciliation of net income to net cash provided by (used
    in) operating activities:
    Equity in net income of joint venture...................    (281)              --
    Increase (decrease) in cash from working capital:
      Royalties receivable from Genzyme.....................       2               47
      Payable to Genzyme and accrued expenses...............     (69)            (154)
                                                               -----            -----
  Net cash provided by (used in) operating activities.......      41              (36)
                                                               -----            -----
Increase (decrease) in cash and cash equivalents............      41              (36)
Cash and cash equivalents at beginning of period............      18               97
                                                               -----            -----
Cash and cash equivalents at end of period..................   $  59            $  61
                                                               =====            =====

    The accompanying notes are an integral part of these unaudited financial statements.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    These financial statements are unaudited but include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. Since these are interim financial statements, you should also read the information, financial statements and footnotes included in our 1999 Form 10-K. Revenues, expenses, assets and liabilities can vary from quarter to quarter. Therefore, the results and trends in these interim financial statements may not be indicative of the results for the full year.

B.  DEVELOPMENT AGREEMENT

    Our Development Agreement calls for Genzyme to develop the Sepra products to be used as surgical aids to limit the incidence and severity of postoperative adhesions. We were required to reimburse Genzyme for all direct costs, a reasonable allocation of indirect costs as they relate to the development effort and a 10% management fee, up to our available funds. We paid a non-refundable retainer fee of $1.5 million to Genzyme when our partnership commenced. Our general partner has the authority to terminate the research program at any time if it is deemed to be unfeasible or uneconomical. Genzyme has no obligation to fund the programs beyond our available funds but has done so after we expended our available funds in the first quarter of 1994. Genzyme has spent the following amounts on our development programs since the first quarter of 1994:

    - $4.6 million for the nine months ended September 30, 2000 (unaudited);

    - $9.0 million in 1999;

    - $8.4 million in 1998;

    - $7.3 million in 1997;

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                               SEPTEMBER 30, 2000

    - $6.0 million in 1996;

    - $6.4 million in 1995; and

    - $6.5 million for the period April 1, 1994 through December 31, 1994.

    We are not obligated to reimburse Genzyme for any of these development expenses. Genzyme currently intends to fund our development programs through 2000 on a level consistent with the 2000 budget for the programs.

C.  JOINT VENTURE AGREEMENT

    We formed our joint venture with Genzyme to make and sell Sepra products in the United States and Canada. Genzyme manufactures the Sepra products and has the exclusive right to sell the Sepra products in the United States and Canada on behalf of our joint venture. Genzyme currently funds the joint venture's cash needs. Once annual revenues from sales in the United States and Canada exceed $25 million, Genzyme will be reimbursed for general and administrative support through a quarterly commission equal to 10% of its revenues for each quarter.

    The first $5.6 million of net profits of our joint venture will be allocated to us, and the next $8.4 million will be allocated to Genzyme. Afterward, 60% of the net profits will be allocated to Genzyme and 40% to us.

    The first $200,000 of the joint venture's losses were allocated to us and, thereafter, the losses are allocated 40% to us and 60% to Genzyme, except to the extent that losses allocable to us would result in the allocation of these losses to our general partner as a result of our limited partners' capital account balance having been previously reduced to zero. In such an event, 100% of the losses which would have been allocated to our general partner are allocated to Genzyme. For financial statement purposes, Genzyme consolidates 100% of the losses of our joint venture funded by Genzyme's non-interest bearing loans or capital contributions.

    Profits and losses of our joint venture are allocated on a year-to-date basis. For the three months ended September 30, 2000, our joint venture earned net income $365,000 and for the nine months ended September 30, 2000, our joint venture earned net income of $281,000. Pursuant to the terms of the Amended and Restated Joint Venture Agreement, the year-to-date net income of our joint venture as of September 30, 2000 of $281,000 was allocated 100% to us. Losses were not allocated to us from the joint venture for the three and nine months ended September 30, 1999 because our basis in the joint venture was zero in each of these periods and we are not eligible to receive loss allocation in excess of our capital contributions to the joint venture.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                               SEPTEMBER 30, 2000

    We have summarized condensed financial information of our joint venture in the tables below:

                                   THREE MONTHS ENDED                        NINE MONTHS ENDED
                                      SEPTEMBER 30,         INCREASE/          SEPTEMBER 30,         INCREASE/
                                -------------------------   (DECREASE)   -------------------------   (DECREASE)
                                  2000             1999      % CHANGE      2000             1999      % CHANGE
                                --------         --------   ----------   --------         --------   ----------
                                           (UNAUDITED, AMOUNTS IN THOUSANDS EXCEPT PERCENTAGE DATA)
Revenues......................  $ 2,527          $ 1,692        49%      $ 6,437          $ 4,848         33%
Gross margin..................    1,819              947        92%        4,511            2,710         66%
Operating expenses............   (1,454)          (1,301)       12%       (4,230)          (3,670)        15%
Net income (loss).............      365             (354)      203%          281             (960)      (129%)

                                                                    AS OF                AS OF
                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                              ------------------   -----------------
                                                                 (UNAUDITED)
                                                                      (AMOUNTS IN THOUSANDS)
Current assets..............................................          $21                 $21
Noncurrent assets...........................................           --                  --
Current liabilities.........................................           21                  21
Noncurrent liabilities......................................           --                  --

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                         FORM 10-Q, SEPTEMBER 30, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    The following discussion is a summary of the key factors the management of our general partner considers necessary in reviewing our results of operations, liquidity and capital resources.

RESULTS OF OPERATIONS

                                                    THREE MONTHS                          NINE MONTHS
                                                       ENDED                                 ENDED
                                                   SEPTEMBER 30,        INCREASE/        SEPTEMBER 30,        INCREASE/
                                               ----------------------   (DECREASE)   ----------------------   (DECREASE)
                                                 2000          1999      % CHANGE      2000          1999      % CHANGE
                                               --------      --------   ----------   --------      --------   ----------
                                                       (UNAUDITED, AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Royalty revenue from Genzyme.................    $ 58          $41            41%      $180          $133          35%
Costs and expenses:
  Administrative expenses....................      25           20            25%        77            66          17%
                                                 ----          ---                     ----          ----
Operating income.............................      33           21            57%       103            67          54%
                                                 ----          ---                     ----          ----
Other income:
  Equity in net income of joint venture......     281           --           100%       281            --         100%
  Investment income..........................       3            2            50%         5             4          25%
                                                 ----          ---                     ----          ----
      Total other income.....................     284            2        14,100%       286             4       7,050%
                                                 ----          ---                     ----          ----
Net income...................................    $317          $23         1,278%      $389          $ 71         448%
                                                 ====          ===                     ====          ====

ROYALTY REVENUE

    Under our Cross License Agreement with Genzyme, we record royalty revenue upon the shipment and passage of title of the Sepra products by Genzyme to third parties in Europe. Our royalties are calculated based on 6% of Genzyme's net sales of the Sepra products in this region. Royalty revenue increased in the three and nine months ended September 30, 2000 as compared to the same periods of 1999 due primarily to increased sales of the Sepra products in Europe.

EQUITY IN NET INCOME OF JOINT VENTURE

    The first $5.6 million of net profits of our joint venture will be allocated to us, and the next $8.4 million will be allocated to Genzyme. Afterward, 60% of the net profits will be allocated to Genzyme and 40% to us.

    The first $200,000 of the joint venture's losses were allocated to us and, thereafter, the losses are allocated 40% to us and 60% to Genzyme, except to the extent that losses allocable to us would result in the allocation of these losses to our general partner as a result of our limited partners' capital account balance having been previously reduced to zero. In such an event, 100% of the losses which would have been allocated to our general partner are allocated to Genzyme. For financial statement purposes, Genzyme consolidated 100% of the losses of our joint venture funded by Genzyme's non-interest bearing loans or capital contributions.

    Profits and losses of our joint venture are allocated on a year-to-date basis. For the three months ended September 30, 2000, our joint venture earned net income $365,000 and for the nine months

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                         FORM 10-Q, SEPTEMBER 30, 2000

ended September 30, 2000, our joint venture earned net income of $281,000. Pursuant to the terms of the Amended and Restated Joint Venture Agreement, the year-to-date net income of our joint venture as of September 30, 2000 of $281,000 was allocated 100% to us. Losses were not allocated to us from the joint venture for the three and nine months ended September 30, 1999 because our basis in the joint venture was zero in each of these periods and we are not eligible to receive loss allocation in excess of our capital contributions to the joint venture.

    Our joint venture recorded net income of $365,000 for the three months ended September 30, 2000 and $281,000 for the nine months ended September 30, 2000 as compared to net losses of $354,000 and $960,000 for the same periods of 1999. Our joint venture's net revenues increased to $2.5 million for the three months ended September 30, 2000 and $6.4 million for the nine months ended
September 30, 2000 from $1.7 million and $4.8 million for the same periods of 1999. The increase in revenues in each period was due to increased sales of Sepra Film-Registered Trademark- bioresorbable membrane and the commencement of sales of Sepramesh-TM- biosurgical composite in the United States in June 2000 and in Canada in September 2000. Our joint venture's gross margin increased by 92% and 66% in the three and nine months ended September 30, 2000 as compared to the same periods of 1999 due primarily to the increased sales volume of the Sepra products. In the three and nine months ended September 30, 2000 our joint venture's operating expenses, which consist solely of selling and marketing expenses, increased by 12% and 15% as compared to the same periods of 1999. This increase was due to increased costs associated with selling and marketing Sepra Film-Registered Trademark- bioresorbable membrane in the United States and Canada and additional selling and marketing expenses related to the introduction of Sepramesh-TM- biosurgical composite in the United States and Canada. Sepramesh-TM- biosurgical composite commenced sales in Europe in October 2000.

FINANCIAL CONDITION

    As of September 30, 2000, we had $59,000 in cash and cash equivalents, an increase of $41,000 from December 31, 1999. The remaining cash balance is reserved for general and administrative expenses. In the nine months ended September 30, 2000, we received $179,000 of cash from the collection of royalties from Genzyme and used $143,000 of cash to reimburse Genzyme for expenses it paid on our behalf.

    Our future profitability is entirely dependent upon our joint venture's sales of the Sepra products. Our joint venture commenced operations following receipt of FDA marketing approval of Sepra Film-Registered Trademark-bioresorbable membrane in August 1996. Sepra Film-Registered Trademark-bioresorbable membrane was the first Sepra product to obtain FDA marketing approval and was launched in the United States during the fourth quarter of 1996. Sepra Film-Registered Trademark- bioresorbable membrane is being marketed in the United States and Canada by Genzyme on behalf of our joint venture. In March 2000, Genzyme received FDA approval of Sepramesh-TM- biosurgical composite for use in hernia repair procedures and commenced commercial sales of this product in June 2000 in the United States on behalf of our joint venture. In July 2000, Genzyme received approval of Sepramesh-TM- biosurgical composite for use in Canada and Europe and commenced commercial sales in Canada in September 2000 and in Europe in October 2000.

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

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                         FORM 10-Q, SEPTEMBER 30, 2000

such funding after 2000. If Genzyme stops funding our operations and development programs, we cannot guarantee that we will be able to obtain any additional financing or find it on favorable terms. If we have insufficient funds or are unable to raise additional funds, we may delay, reduce or eliminate all or some of our programs.

PARTNERSHIP PURCHASE OPTION AGREEMENT

    Under the Partnership Purchase Option Agreement, Genzyme has the option to purchase our limited partnership interests during the 90-day period that began on August 31, 2000. If Genzyme exercises the option, each of our limited partners will receive approximately $35,000 per partnership unit, in cash, Genzyme common stock, or any combination of the two. Additionally, our limited partners would be eligible to receive quarterly royalty payments for a period of ten years after the buyout date unless Genzyme prepays this royalty stream. This option to purchase our limited partnership interests may no longer be exercised after November 28, 2000. Genzyme has informed us that it currently expects that it will exercise the purchase option during November and pay the approximately $26 million option price in cash.

EURO--THE EUROPEAN CURRENCY

    Since December 31, 1999, there have been no material changes related to Genzyme's outstanding derivatives and forward contracts, or any other material contracts as a result of the euro conversion, nor have there been any material changes in Genzyme's or our competitive position as a result of the conversion. We incorporate our disclosure related to the euro conversion set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Euro--the New European Currency" in our 1999 Form 10-K by reference into this section.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

                       GENZYME DEVELOPMENT PARTNERS, L.P.

                         FORM 10-Q, SEPTEMBER 30, 2000

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27 Financial Data Schedule for Genzyme Development Partners, L.P. (for EDGAR filing purposes only). Filed with this report.

    (b) Reports on Form 8-K

       We did not file any reports on Form 8-K during the quarter ended
           September 30, 2000.

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                         FORM 10-Q, SEPTEMBER 30, 2000

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

                                                       GENZYME DEVELOPMENT PARTNERS, L.P.
                                                       (REGISTRANT)

                                                       By:  GENZYME DEVELOPMENT CORPORATION II,
                                                            ITS GENERAL PARTNER

                                                       By:  /s/ MICHAEL S. WYZGA
                                                            -----------------------------------------
                                                            Michael S. Wyzga
Date: November 14, 2000                                     TREASURER AND CHIEF FINANCIAL OFFICER

                       GENZYME DEVELOPMENT PARTNERS, L.P.
                         FORM 10-Q, SEPTEMBER 30, 2000

                                 EXHIBIT INDEX

     EXHIBIT NO.                                DESCRIPTION
---------------------   ------------------------------------------------------------
    27                  Financial Data Schedule for Genzyme Development Partners,
                        L.P. (for EDGAR filing purposes only). Filed with this
                        report.